Form 10KSB
period 1999-12-31
GOLD CHAIN MINING CO
filed 2000-07-27
CIK 42050

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                          ----------------------------

                                   FORM 10-KSB

                           ---------------------------

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) For the fiscal year ended December 31st, 1999

                               -------------------

( ) TRANSITION REPORT PERSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
     For the transition period from               to

     Commission  File  Number:   1-1767
                                 ---------



                          THE GOLD CHAIN MINING COMPANY

                               -------------------
               (Exact name of Registrant as specified in charter)

          UTAH                                          87-0267213
(State or other jurisdiction of incorporation)    (I.R.S.  EMPLOYER  ID  NO.)

44 West Broadway, Suite 704-S, Salt Lake City, UT                  84101
(ADDRESS  OF  PRINCIPAL  EXECUTIVE  OFFICES)                      (ZIP  CODE)

                                 (801) 355-6044

                         (REGISTRANT'S TELEPHONE NUMBER)

     SECURITIES TO BE REGISTERED PURSUANT TO SECTION 12 (B) OF THE ACT: NONE

  SECURITIES TO BE REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT: 2,000,776

Title  of  each  class             Name of exchange on which registered
None                               None
----                               ----
To  be  so  registered
Common stock:2,002,975 $.01 par value
-------------------------------------

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          (1) Yes [x]  No [ ]            (2) Yes [x]  No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:     $0.00
                                                             -----

     State the aggregate market value of the voting stock held by non-affiliates of the registrant. the aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked process of such stock, as of the specified date within the past 60 days.

     At December 31, 1999, the aggregate market value of the voting stock held by non-affiliates is undeterminable and is considered to be zero.

    (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

                                 Not applicable

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     As of December 31, 1999, the registrant had 2,000,776 shares issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the Form 10-KSB (eg., part I, part II, etc.) into which the document is incorporated; (1) Any annual report to security holders; (2) any proxy or other information statement; and (3) Any prospectus filed persuant to rule 424 (b) 0r
(c) under the Securities Act of 1933:

None

                   Page 1 of 40 Consecutively Numbered Pages.

ITEM NUMBER AND CAPTION           TABLE  OF  CONTENTS                PAGE NO.


                                        PART I
Item 1. Description of Business  . . . . . . . . . . . . . . . . . . . . .  3
Item 2. Management's Discussion and Analysis
               or Plan of Operation  . . . . . . . . . . . . . . . . . . . 13
Item 3. Description of Property  . . . . . . . . . . . . . . . . . . . . . 14
Item 4. Security Ownership of Certain Beneficial Owners And Management . . 17
Item 5. Directors, Executive Officers, Promoters and Control Persons . . . 19
Item 6. Executive Compensation . . . . . . . . . . . . . . . . . . . . . . 21
Item 7. Certain Relationships and Related Transactions . . . . . . . . . . 23
Item 8. Description of Securities  . . . . . . . . . . . . . . . . . . . . 24

                                     PART II

Item 1. Market Price of and Dividends on the Registrant's
               Common Equity and Other Stockholder Matters . . . . . . . . 24
Item 2. Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . 25
Item 3. Changes in and Disagreements with Accountants
               On Accounting and Financial Disclosure  . . . . . . . . . . 25
Item 4. Recent Sales of Unregistered Securities  . . . . . . . . . . . . . 26
Item 5. Indemnification of Directors and Officers  . . . . . . . . . . . . 26

                                    PART F/S

Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . 27

                                    PART III

Item 1. Index to Exhibits, Financial Schedules
               and Reports on Form 8-K . . . . . . . . . . . . . . . . . . 27
Item 2. Description of Exhibits  . . . . . . . . . . . . . . . . . . . . . 27

   POWER OF ATTORNEY . . . . . . . . . . . . . . . . . . . . . . . . . . . 28
   SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 28
   FINANCIAL STATEMENTS, Audited and Unaudited, beginning on page  . . . . 29
-----------------------------------------------------------------------------


                           REPORTS TO SECURITY HOLDERS

     You may read and copy any materials that the The Gold Chain Mining Company, Inc. (The "Company"; "Gold Chain") files with the SEC at the SEC's Public Reference Room at 450 Fifth Street NW, Washington, DC 20549. You may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

     Inasmuch as the Company is an electronic filer, and the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, you may access that site's web address at http://www.sec.gov.

     As of the date of this filing, Gold Chain has not yet established a web address.

                                     2 of 40

                         NOTICE AND DISCLAIMER REGARDING

                           FORWARD-LOOKING STATEMENTS

     Certain matters discussed herein may be forward-looking statements that involve risks and uncertainties. These could include, for example, any of the following: the timely development of existing or future properties, reserves and projects; the impact of metals prices and metal production volatility; changing market conditions; changes in the regulatory environment; and other material risks that are or will be described from time to time in the Registrant's filings with the Securities and Exchange Commission ("SEC").

     However, actual results may differ materially from those projected or implied. As a result, forward-looking statements expressed herein are deemed to represent Gold Chain's judgment as of the date of this filing. Gold Chain does NOT express any intent or obligation to update any forward-looking statement because it is unable to give any assurances regarding the likelihood that, or extent to which, any event discussed in any such forward-looking statement contained herein may or may not occur, or any effect from or outcome of any such forward-looking event may or may not bear materially upon its future business, development of plans, or financial condition and results of operations.

     The reader is strongly cautioned to review the comprehensive disclosure of "Risk Factors" presented in detail in this report.

                                     PART I

ITEM 1.      DESCRIPTION OF BUSINESS

     BACKGROUND. THE GOLD CHAIN MINING COMPANY ("Gold Chain," the "Company" or "Registrant"), organized on August 19, 1907, is a U.S. mineral resource company registered, from inception, as a Utah corporation.

     Located within the historic Tintic Mining District (organized on December 13, 1869) in Juab County, Gold Chain was part of a once-thriving mining district with worldwide acclaim. The Tintic Mining District was listed in the National Register of Historic Places in 1979.

     Gold Chain, a subsidiary of Mammoth Mining Company ("Mammoth"), a Nevada corporation, is authorized to conduct business in Utah.

     Mammoth currently owns, at the time of this filing, approximately 37 percent (37%) of the total amount of issued and outstanding shares of Gold Chain common stock ("Gold Chain Common Shares"). Neither Gold Chain nor Mammoth is, or has been, involved in any bankruptcy, receivership or similar proceeding; and, other than in the ordinary course of business, there has been no material reclassification, consolidation, merger, or purchase or sale of a significant amount of assets, of either company.

     EXECUTIVE OFFICES. Gold Chain's Executive Offices, together with its Corporate Research Facility and Geological Library, are located in Mammoth Town, Utah.

     SUBSIDIARIES  AND  RELATED   COMPANIES.   Gold  Chain  does  NOT  have  any
subsidiaries. Related parties are described in Part I, Item 8, entitled "Certain Relationships and Related Transactions."

     TRADING AND REPORTING HISTORY. Gold Chain's common stock was listed on the Intermountain Stock Exchange from 1908 and filed annual reports with that exchange until it closed in 1985. Following passage of the Securities Act of 1933, as amended (the "1933 Act"), and the Securities Exchange Act of 1934, as amended (the "1934 Act"), the Company also reported to the SEC. Gold Chain ceased filing periodic reports with the SEC in 1985, but has continued filing annual reports with the Utah Department of Commerce, Corporation Division.

     JOINT VENTURES. The Company has neither entered into, nor participates in, any joint venture arrangements.

                                     3 of 40

     RECENT CHANGES IN OWNERSHIP. In February, 1994, the Jefferson-Pacific Corp., a closely-held Washington corporation ("Jefferson-Pacific"), purchased a little over Eighty percent (80%) of Mammoth's then issued and outstanding shares of common stock from the Samuel McIntyre Investment Company and several persons with large shareholdings in Mammoth. Jefferson-Pacific also purchased approximately Two percent (2%) of the then-issued and outstanding Gold Chain Common Shares. At the time of that purchase Mammoth owned approximately Sixty One percent(61%) of the Gold Chain Common Shares. Thus, by purchasing Eighty percent (80%) of Mammoth's common stock, Jefferson-Pacific also gained majority control of Gold Chain Common Shares.

     In September, 1994, the Jefferson-Pacific shareholders completed a plan of reorganization and share exchange with Centurion Mines Corporation, a Utah corporation ("Centurion"), that was reorganized in February 1998 as Grand Central Silver Mines, Inc. ("Grand Central", Nasdaq SmallCap: "GSLM"). The share exchange resulted in Centurion/Grand Central owning the Eighty percent (80%) control block of Mammoth common shares and majority control of Gold Chain Common Shares, including ownership of the Two percent (2%) of Gold Chain Common Shares.

     Mammoth and Gold Chain became subsidiaries of Centurion/Grand Central, and their financial data was fully consolidated into the financial statements of Centurion/Grand Central.

     In April, 1998, Grand Central filed a lawsuit against Mr. Spenst Hansen ("Hansen"), Keystone Surveys, Inc., a closely-held Utah corporation controlled by Hansen ("Keystone"), and three other closely-held Utah corporations controlled by Hansen (Hansen, Keystone and the three corporations are referred to, collectively, as the "Hansen Parties"). Hansen had been a director and executive officer of Centurion from its incorporation in June 1984 until his retirement in February 1998, and has been a Director of Gold Chain and Mammoth since April 1995, and their President and Board Chairman since June 1997. Grand Central's causes of action alleged breach of contract, breach of fiduciary duties and securities violations, which the Hansen Parties denied.

     In July 1998, Grand Central settled the lawsuit, which occurred before the Hansen Parties had filed their answer and counterclaim. The Hansen Parties would have alleged serious fiduciary and contractual breaches and numerous violations of federal and state corporate and securities laws against Grand Central and certain members of its newly reorganized management.

     The settlement resulted in the dismissal, with prejudice, of all of Grand Central's causes of action against the Hansen Parties, without any admission or finding of wrongdoing by any of the parties. In settling the lawsuit, Grand Central, as successor to Centurion, subsequently transferred to Hansen its Eighty percent (80%) control block of Mammoth common shares and a majority of the Gold Chain Common Shares it then owned or had acquired, and also transferred all of the patented mining claims it owned in the Tintic Mining district (Juab County, Utah) to Keystone.

     In exchange, the Hansen Parties gave cash and transferred shares of Grand Central common stock owned by the Hansen Parties to Grand Central. As a result of this settlement, Hansen gained control of Mammoth's ownership of a majority control block of the Gold Chain Common Shares.

     RECENT PROPERTY PURCHASE. On June 21, 1999, the Company's Board of Directors authorized the purchase, from Keystone, of nine (9) additional patented adjacent mining claims located in the Tintic Mining district. In exchange for the nine (9) patented mining claims, the Board approved the issuance of 600,000 shares of the Company's Common Shares. This transaction, not negotiated with care to avoid being over-reached or imposed upon (arms-length),reduced Mammoth's ownership of Gold Chain stock to Thirty Seven percent (37%) and gave Keystone control of almost Thirty Four percent (34%) of Gold Chain's Common Shares.

                                     4 of 40

     Mammoth and Keystone, which are both controlled by Hansen, together own almost Seventy One percent (71%) of the Gold Chain Common Shares.

     Hansen continues to serve as Gold Chain's President and Chairman of its Board of Directors.

     PATENTS, TRADEMARKS, LICENSES, FRANCHISES. Gold Chain does NOT own any patents, trademarks, licenses, franchises, or concessions, except for patented mining claims which consist of 15 acres of real estate AND underlying mineral rights.

      LONG-TERM GOAL AND OBJECTIVES. Gold Chain's long-term business goal is focused on advancing the exploration, development and mining potential of the mining properties it owns. The Company's intermediate objectives for funding and advancing this goal are two-fold:

     First, it seeks to re-establish itself as an active business operation in the mining industry.

     Second, it will seek to obtain capital funds, preferably from equity investment sources, but also by participation in joint business arrangements.

     At present, the Company is focused on accomplishing the first of these intermediate objectives. When that objective nears completion, Management will then be able to more specifically determine the necessary short-term plans and strategies best suited to accomplishing the second of its intermediate objectives. In this method, the Company expects, ultimately, to achieve its long-term goal of creating an on-going source of positive cash-flow from mineral
development,   exploration  and  mining.

     BUSINESS PLAN. Management is developing its business plan, if justified, to resume mineral exploration and development of the Company's mineral properties. To finance these activities, the Company may seek to receive income through property sales, or through a joint venture, or other form of business arrangement with a larger and better capitalized mining company.

     As the Company is organized for the purpose of " . . . transacting any lawful act or activity for which corporations may be organized under the Utah Revised Business Corporation Act (Restated Articles of Incorporation, ARTICLE II
- PURPOSE)", the Company may or may not entertain potential merger candidates who are NOT engaged in the business of mineral exploration and / or mining.

     While the Company should be considered a viable Development Stage Company, in the event the Company does successfully acquire or merge with an operating business opportunity, it is likely that the Company's present shareholders will experience substantial dilution and there is the further possibility of a change in control of the Company.

     Any target acquisition or merger candidate of the Company will become subject to the same reporting requirements as the Company upon consummation of any such business combination. Thus, in the event that the Company successfully completes an acquisition or merger with another operating business, the resulting combined business must provide audited financial statements for at least the two most recent fiscal years or, in the event that the combined operating business has been in business less than two years, audited financial statements will be required from the period of inception of the target acquisition or merger candidate.

     If warranted by future events, Gold Chain may or may not explore and develop its properties on its own account. However, the Company does not contemplate expanding its mining operations outside the United States of America.

     CURRENT DEVELOPMENTS. Gold Chain is a viable development stage company. While it is an active Utah corporation in good standing with the State of Utah, the Company is NOT currently entertaining a potential merger or acquisition transaction under discussion with any other entity. Nonetheless, the Board of Directors has determined that the best interests of the Company and its shareholders will be served by filing this registration statement with the SEC on a voluntary basis, and subsequently filing periodic reports and other forms with the SEC.

     As a result of filing this and other registration statements, the Company obligates itself to continue to file with the Commission certain interim and periodic reports, including an annual report containing audited financial statements.

     The Company intends to continue to voluntarily file these periodic reports under the Exchange Act even if its obligation to file such reports is suspended under applicable provisions of the Exchange Act.

      SEASONABILITY. Gold Chain's business is generally not seasonal in nature except to the extent that weather conditions at certain times of the year may affect access to some of its properties at higher elevations.

     NUMBER OF EMPLOYEES. At present, Gold Chain does NOT have any paid employees. Should it succeed in obtaining working capital, the Company intends to contract for the services of 1 or 2 part-time employees, and may also enter into contractual arrangements with 1 or more consultants. Gold Chain may or may not contract with additional employees or consultants from time to time, depending upon the circumstances of its operations. Any consultants retained by the Company are considered independent contractors.

       SECURITIES ISSUANCES.   The Company's Articles of Incorporation
authorize it to issue up to ten million (10,000,000) shares. To date, there are 2,000,776 shares issued and outstanding. The Company did not issue any

                                     5 of 40

shares of its common stock during fiscal years <1996, 1997, or 1998.

     During fiscal 1999, the Company issued a total of 775,000 shares. While the Company has not issued any stock options, warrants, other security derivatives, or stock appreciation rights since its inception, the Directors have approved the establishment of a plan for awarding shares of common stock, stock options and stock appreciation rights, pending the affirmative authorization of its shareholders as to the amount of shares to be administered under the plan.

     GOVERNMENT REGULATION OF ENVIRONMENTAL CONCERNS. Gold Chain remains committed to complying with various federal, state and local provisions that regulate the discharge of materials into the environment and govern the conduct of mining activities for the protection of the environment. To its knowledge, the Company was in full compliance with these environmental regulations during fiscal 1998 and 1999 and intends to continue to fully comply in fiscal 2000.

     To fulfill its environmental compliance obligations, Gold Chain must attend to the complex requirements of laws encompassing jurisdictional authority over matters affecting land, mineral rights and/or the surface under which mining activities are proposed. Such compliance may materially affect Gold Chain's capital expenditures, earnings and competitive position in the following general areas:

     1) surface impact, 2) water acquisition, 3) site access, 4) reclamation, 5) wildlife preservation, and 6) permit and license qualification. To date, compliance has not had a material financial effect on Gold Chain because its activities have not had a material and significant impact on the environment.

     As the Company becomes more active on its properties, however, it is reasonable to expect that compliance with environmental regulations could substantially increase in cost. Such future compliance could include performing feasibility studies on the surface impact of the Company's proposed operations; minimizing surface impact, water treatment and protection; reclamation activities including rehabilitation of various sites; and on-going efforts at alleviating the mining impact on wildlife. Moreover, governmental agencies may require permits or bonds from year to year to ensure the Company's compliance with applicable regulations.

     During fiscal 1999, Gold Chain did not engage in any activity that would have required, and no governmental agency required, it to obtain any permits or bonds, or otherwise cause the Company to expend any funds to comply with any material environmental regulation. Moreover, the Company does not anticipate that any reclamation bonding will be required during fiscal 2000, or in the reasonably foreseeable future.

     Gold Chain does NOT anticipate any material capital expenditures for environmental control facilities during fiscal 2000. The cost of future compliance affecting the Company's mineral properties may depend upon the extent and type of exploration and testing required.

     There can be no assurance, however, that Gold Chain will be able to comply with all requirements imposed on any such future development, or that it will be able to economically operate or pursue exploration and development activities under future regulatory provisions.

                                  RISK FACTORS

     Investment  in  Gold  Chain's   securities   should  be  considered  highly
speculative. The Company has no recent operating history and is subject to all of the risks inherent in developing a business enterprise.

                                     6 of 40

     The Company needs additional capital and has NO revenues. There exist, or may exist, non-arms length transactions with related parties that at times may or may not involve conflicts of interest. Furthermore, it should be carefully noted that Gold Chain does NOT anticipate paying any dividends on its common stock.

     In brief, the Company's securities involve a high degree of risk. The reader is cautioned, therefore, to carefully read this registration statement in its entirety and to seriously consider all of the factors and financial data that are disclosed here, in particular, the specific risk factors described below.

     1. RECENT STATUS AS A NON-REPORTING, NON-TRADED PUBLIC COMPANY. Gold Chain obligated itself as a fully reporting company with its submission of FORM 10SB12G on Aug 9, 1999, Commission File Number: 1-1767.

    The Company's securities have NOT traded publicly in any market since 1985. The uncertain likelihood that its business and a market for its securities will be successful must be considered in light of the potential difficulties, complications, problems, expenses and / or delays frequently encountered in connection with a new business in general.

     These same factors may be compounded by even greater risks, particularly those characteristic of a speculative industry like mining exploration and development, and may be adversely affected by the competition in the industry and the strict regulatory environment in which Gold Chain will operate.

     2. EXPLORATION (DEVELOPMENT STAGE) COMPANY. Mineral exploration (particularly gold and silver), is highly speculative in nature, is frequently nonproductive, and involves many risks, often greater than those involved in the actual mining of mineralization.

     Such risks may be considerable and may add unexpected expenditures or delays in the Company's plans. There can be no assurance that Gold Chain's mineral exploration activities will be successful or profitable. Even if mineralization is discovered, it may take a number of years from the initial phase of drilling until production is possible, during which time the economic feasibility of production may change.

     Furthermore, there can be no assurance that a determination of economic feasibility will apply over time because it is based partly on assumptions and factors that are subject to fluctuation and uncertainty, such as, for example, metal prices, production costs, and the actual quantity and grade of ore recoverable.

     3. AUDITORS' GOING CONCERN OPINION. Gold Chain's management has reactivated the Company and is voluntarily registering its common stock with the SEC to make Gold Chain more attractive to potential investors. Management believes that being a reporting company under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), could provide a prospective merger or acquisition candidate with additional information concerning the Company. In addition, Management believes that this might make the company more attractive to an operating business opportunity as a potential business combination candidate.

     However, the Company cannot provide any assurances that it will obtain future capital, or if so, that the amount raised will be sufficient to establish the Company as a going concern.

     4. ACCUMULATED NET LOSS; NOMINAL WORKING CAPITAL. Gold Chain has NOT commenced significant business operations as of the date of this filing. The Company remains in the development stage. At December 31, 1998, Gold Chain had negative working capital of $8,500 and an accumulated deficit of $291,405. At September 30, 1999, the Company had negative working capital of $74 and an accumulated deficit of $360,479. Accumulated deficits and the potential for future deficits in working capital are losses that are expected to continue in to the foreseeable future because the Company's operations are

                                     7 of 40

subject to numerous risks that are associated with a development stage company in the mining industry.

     5. LACK OF REVENUE. Gold Chain needs additional capital but currently has no revenues. Substantial expenditures are required to establish ore reserves through drilling, to determine metallurgical processes to extract the mineralization from the ore and, in the case of new properties, to construct mining and processing facilities.

     The Company lacks a constant and continual flow of revenue. Currently, Gold Chain does NOT have royalty interests in any mining production or properties. There is no assurance that the Company will obtain any such royalty interests, or that if so, it will receive any royalty payments, or that it will otherwise receive adequate funding to be able to finance its exploration and development activities.

     Further, Gold Chain intends to seek revenue sources on an on-going basis, but there can be no assurance that such sources can be found, or that if available, the terms of such financing will be commercially acceptable. This lack of consistent revenue detrimentally affects the Company's progress because it needs additional capital to fund business development and exploration and development operations, and to acquire additional mineral properties, if warranted.

     6. REGULATORY CONCERNS. Environmental and other government regulations at the federal, state and local level pertaining to the Company's business and properties may include: (a) surface impact; (b) water acquisition; (c) site access; (d) reclamation; (e) wildlife preservation; (f) licenses and permits; and, (e) maintaining the fees for unpatented mining claims. See "Government Regulation of Environmental Concerns," above at page 6.

     7. RETENTION AND ATTRACTION OF KEY PERSONNEL. Gold Chain's success will depend, in large part, on its ability to retain and attract highly qualified personnel, and to provide them with competitive compensation arrangements, equity participation and other benefits. There is no assurance that the Company will be successful in retaining or attracting highly qualified individuals in key management positions.

     8. RELIANCE UPON DIRECTORS AND OFFICERS. At present, Gold Chain is wholly dependent upon the personal efforts and abilities of its officers and directors, who exercise control over its day-to-day affairs. There can be no assurance as to the volume of business, if any, that the Company may succeed in obtaining, nor that its proposed operations will prove to be profitable.

    9. OFFICERS AND DIRECTORS INDEMNIFICATION FOR SECURITIES LIABILITIES. Gold Chain's Articles of Incorporation and Bylaws provide that it may indemnify any Director, Officer, agent and/or employee against certain liabilities as specified in the Revised Utah Business Corporation Act. Also, the Company may purchase and maintain insurance on behalf of any such person whether or not it would have the power to indemnify that person against the liability insured against. The foregoing indemnification could result in substantial expenditures by the Company and prevent any monetary recovery from such Officers, Directors, agents and employees for losses incurred by the Company as a result of their actions. It is the Company's understanding that, in the opinion of the SEC, indemnification is against public policy as expressed in the 1933 Act and is, therefore, unenforceable with respect to any claim, issue, question, or matter of liability touched upon by the federal securities laws and regulations.

                                     8 of 40

     10. NO DIVIDENDS. Holders of the Company's common stock are entitled to receive dividends when, as and if declared by the Board of Directors out of funds legally available for that purpose. To date, Gold Chain has NOT paid any cash dividends. The Board does NOT intend to declare any dividends in the foreseeable future, but instead intends to retain all earnings, if any, for use in the Company's business operations. Even if the Board desired to declare any dividends, the Company's ability to do so would very likely be restricted because the Company is seeking outside financing and most financing covenants prohibit such declarations.

    11. PREEMPTIVE RIGHTS, CUMULATIVE VOTING AND CONTROL. In accordance with the Company's Articles of Incorporation and Bylaws and the laws of Utah, there are no preemptive rights in connection with Gold Chain's Common Stock. There can be no assurance that Gold Chain shareholders might not be further diluted in their percentage ownership of the Company's stock in the event additional shares were to be issued by Gold Chain in the future. Moreover, cumulative voting in electing Directors is NOT provided for. Accordingly, the holder(s) of a majority of the Company's outstanding shares, present in person or by proxy, will be able to elect all of its Directors. See the section entitled "Description of Securities," at page 24.

     12. VOTING CONTROL OWNED BY ENTITIES THAT ARE CONTROLLED BY ONE PERSON. As of the date of this filing, Mammoth Mining Company owns approximately 37 percent (37%) of the Company's outstanding common stock, and Keystone Surveys, Inc., owns approximately 34 percent (34%).

     Mr. Spenst Hansen, an executive officer and director of the Company, owns the closely-held Keystone, and holds greater than 80 percent (80%) of Mammoth's outstanding common stock. This control gives Mr. Hansen the ability to elect all of Gold Chain's directors, who in turn elect all executive officers, potentially without regard to the votes of all other stockholders.

     13. NO MARKET FOR COMMON STOCK; NO MARKET FOR SHARES. Although the Company intends to submit its common stock for listing on the OTC Bulletin Board or the "pink sheets", administered by the National Association of Securities Dealers, Inc. ("NASD"), there currently is no market for its shares. There can be no assurance, as of the date of this filing, that any such market will ever develop or be maintained.

     Even if the Company succeeds in establishing a market for its shares, the market and price for shares of the Company's common stock is likely to be extremely volatile. Numerous other factors beyond the Company's control may have significant impact, from time to time, on its common stock, with adverse consequences. For example, stock markets generally experience extreme price and volume fluctuations that can, and do, greatly affect the stock trading of "small capital" companies such as Gold Chain. These fluctuations often are unrelated to the operating performance of those companies. Further, in conjunction with changes in other economic and political conditions, all such factors and uncertainties may adversely affect the market for and price of the Company's common stock.

    14. RISKS OF PENNY STOCK. The Company's common stock is considered to be a "penny stock" because it meets one or more of the definitions in SEC Rule 3a51-1: (i) it has a price less than five dollars per share; (ii) it is NOT traded on a recognized" national exchange; (iii) it is NOT quoted on the NASD's automated quotation system (NASDAQ), or even if so, has a price less

                                     9 of 40

than five dollars per share; OR (iv) is issued by a company with net tangible assets less than $2,000,000, if in business more than three years continuous-ly, or $5,000,000, if in business less than continuous three years, or with average revenues of less than $6,000,000 for the past three years.

     For more than 15 years there has been no established published market for Gold Chain's common stock. The Company is in the process of qualifying for trading in the over-the-counter market in the "pink sheets" or the OTC Bulletin Board of the NASD. At such time as the Company meets the relevant requirements, it may attempt to qualify for listing on either NASDAQ or a national securities exchange, but there can be no assurance of this.

    15. BROKER-DEALER REQUIREMENTS MAY AFFECT TRADING. Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 of the Securities and Exchange Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account.

     Potential investors in the Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock." Moreover, Rule 15g-9 of the Securities and Exchange Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in the Company's common stock to resell their shares to third parties or to otherwise dispose of them.

     16. PUBLIC, NON-AFFILIATE SHAREHOLDERS WILL SUFFER THE GREATEST LOSSES IF THE COMPANY IS UNSUCCESSFUL. If Gold Chain's future operations are successful, the present shareholders who are not affiliates of the Company could realize benefits from Gold Chain's growth.

     However, if the Company's future operations are unsuccessful, persons who purchase its securities by means of a subsequent registration to sell securities, or other type of public or private offering, likely will sustain the principal loss of their cash investment.

     17. POTENTIAL FUTURE SALES PURSUANT TO RULE 144. At October 7, 1999, there were issued and outstanding approximately 2,000,776 shares of the Company's common stock, of which about Seventy Five point 3 percent (75.3%)are "restricted securities," as that term is defined in Rule 144 promulgated under the 1933 Act.

     In general under Rule 144 a person (or persons whose shares are aggregated) who has satisfied a one (1) year holding period, may sell within any three month period, an amount of shares which does not exceed the greater of One percent (1%) of the then outstanding shares of common stock, or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits the sale of shares, under certain circumstances, without any

                                    10 of 40

quantity limitation, by persons who are not affiliates of Registrant and who have beneficially owned the shares for a minimum period of two (2) years. Hence, the possible sale of those restricted shares may, in the future, dilute the percentage of free-trading shares held by a shareholder or subsequent purchaser of these securities, and may have a depressive effect on the price of the Registrant's securities. Further, such sales, if substantial, might also adversely effect Registrant's ability to raise additional equity capital.

                RISK FACTORS RELATED TO COMPANY'S PROPERTY

    18. REALIZATION OF INVESTMENTS IN MINERAL PROPERTIES AND ADDITIONAL CAPITAL NEEDS. The ultimate realization of Gold Chain's investment in mineral properties is dependent upon, among other factors, the success of future property sales, the existence of economically recoverable reserves, the ability of the Company to obtain financing or make other arrangements for development, and upon the profitability of prospective production. There presently exists uncertainty and no assurances regarding the Company's expectation of acquiring sufficient funds to finance its operations for fiscal 1999 and beyond. Gold Chain does NOT have sufficient capital of its own to implement a full-fledged business development plan or finance its intended operations, let alone to explore and develop its mineral properties. There can be no assurance that the Company will be successful in obtaining the required funds to finance its long-term capital needs.

    19. ABSENCE OF RECENT MINING ACTIVITY. There has been no significant mining activities on these properties recently, except for limited exploration and development work. After Centurion, no other mining company or entity has made any offer to purchase, lease, or engage in any other transaction, such as a joint venture, with respect to Gold Chain's property. Although the Company incurs only nominal expense to preserve its ownership and maintain its property, it receives from them no revenue or other income for that purpose.

    20. UNCERTAINTY OF DEMAND FOR TINTIC-TYPE, OXIDIZED ORE. Due to the development of modern hydrometallurgical processes, the absence of suitable smelters, and the availability of more cost-effective techniques, it is uncertain what the future level of demand will be for the type of oxidized mineralization present on the Company's properties. Also, the amount it could cost to reopen and finance a mining operation is likely to be dependent upon several factors. These include: acceptable price levels of the relevant metals; milling and smelting availability; fluctuations in market demand over time; extent of competition with other companies; availability of acceptable construction costs; availability of acceptable labor costs; feasibility of obtaining economical housing facilities; manageable equipment costs; realistic capital costs; and the acceptability of other price and cost variables.

    21. RELIANCE UPON ESTIMATES AND ASSUMPTIONS. Exploration stage mining companies use the evaluation work of professional geologists, geophysicists, and engineers to make estimates in determining whether to acquire an interest in property, or to commence exploration and development work. These estimates generally rely on scientific and economic assumptions, and in some instances may not be correct. The economic viability of a property cannot be determined until extensive exploration and development work has been conducted and a comprehensive feasibility study performed. That could result in the expenditure of substantial amounts of money on a property before it even can

                                    11 of 40

be determined whether or not the property contains economically recoverable mineralization. No feasibility studies have been performed on Gold Chain's properties because they yet require considerable exploration and development work. Moreover, market prices of minerals produced are subject to fluctuation, which may adversely affect the economic viability of properties on which expenditures have been made. The Company is not able to presently determine whether or not, or the extent to which, such risks may adversely affect its strategy and business plan.

    22. UNCERTAINTY OF TOPOGRAPHICAL EFFECT ON EXPLORATION. The Company's properties are located in mountainous terrain. Because the surface of the land has a topographic relief of over 800 feet, any ruggedness in the overlying area could affect the location of drilling sites and shafts, as well as the construction of industrial facilities. It also could require that additional development or drilling on the property be accessed below ground. These outcomes are uncertain at present, and the Company cannot provide assurances that they will not have a materially adverse effect on the ability of the Company or a business partner to conduct mining activities. There may be areas that eventually could pose environmental or safety concerns.

    23. UNCERTAIN CONDITION OF MINE WORKINGS. There are no surface mine shafts or usable headframes on the Company's property. Moreover, the underground workings have been inactive for many years due to the absence of significant exploration, development and production activities on Gold Chain's properties since the 1930's. There are tunnels with portals, however, that could be reconditioned for later use to gain underground access to the workings for renewed development and exploration on the Company's property. Considerable cost would be incurred to recondition shafts, drifts, tunnels, winzes and other workings, as well as to re-equip hoisting bases and framework. It is uncertain whether and to what extent the workings themselves, as well as any rehabilitation of them, could expose the Company to environmental and safety concerns. If so, remediating these concerns could require expending an uncertain amount of funds to render the workings safe, acceptable, and environmentally sound.

                           OTHER BUSINESS RISK FACTORS

                                    12 of 40

     24. COMPETITIVE CONDITIONS IN THE INDUSTRY. Mining companies compete to obtain favorable mining properties and to evaluate exploration prospects for drilling, exploration, development, and mining. Gold Chain faces competition from certain other similarly situated junior mining companies in connection with the acquisition of properties capable of profitably producing gold, silver, copper and other mineralization.

     However, the Company is unable to ascertain the exact number of competitor companies, or whether or when such competitors competitive positions could improve. Thus, Gold Chain may be unable to acquire or develop attractive mining properties on terms acceptable to Management. Accordingly, there can be no assurance that such competition, although customary in the mining industry, will not result in delays, increased costs, or other types of adverse consequences affecting Gold Chain, nor that Gold Chain programs will yield commercially mineable reserves.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The reader is strongly cautioned to review this discussion of the Company's plan of operation together with the audited financial statements that accompany this registration statement.

     Management is providing the following plan of operation, in accordance with SEC regulations for small business registrants, because Gold Chain did not have revenues from operations in either 1998 or 1999, the last two fiscal years audited in the financial statements.

     Management discusses here its present business plans and then projects those plans into 2000.

     The Company's present plan of operation is based on certain reasonable expectations concerning the mining industry, the demand for metals, and the sources and potentials for obtaining financial capital. The Company does not intend to forecast what may occur in the future, nor will the Company predict that any particular event may occur.

     However, the Company voluntarily discusses future events and plans involving risks and uncertainties that could result in outcomes that are materially different from those projected by these plans. Management emphasizes that it can neither control nor predict many of these risks and uncertainties.

     Management has attempted to encompass these risks and uncertainties within its plan of operation. The reader is cautioned, however, to not overly rely on any of the positive forward-looking statements made in this plan of operation, or found elsewhere in this registration statement.

     Parenthetical explanations have been included throughout to assist any reader not familiar with certain mining terminology.

                                PLAN OF OPERATION

     PURPOSE. The Company's purpose is to generate recurring cash flow by establishing long-term business opportunities. The uncertainty of future events, however, presently limits Gold Chain's ability to provide any assurances regarding its ability to implement such a plan, raise financial resources, or undertake such business activities. The reader is strongly cautioned to review the comprehensive disclosure of "Risk Factors" presented above.

     STRATEGY. The Company's business plan will be directed primarily toward the exploration and development of its Twenty Eight (28) privately owned mining claims. The mineral interests and rights with respect to these claims represent durable value for exploration, development and mining as Gold Chain owns the real property in fee simple.

                                    13 of 40

     It is possible, although not presently contemplated by Management, that Gold Chain may purchase additional patented mining claims before the end of fiscal 2000. In any event, management has decided that it will NOT purchase any UNPATENTED mining claims because the real property underlying them is not owned outright and the uncertain possession and value of their mineral rights is too dependent upon compliance with costly and time-consuming federal regulations that are subject to unpredictable changes.

     Management does not expect to make any significant changes in the number of its employees, other personnel, or consultants.

     Management believes that further exploration and development on the Company's patented mining claims may be warranted, even though they cover a relatively small number of acres for the following reasons:

     First, there exists a verifiable, quantifiable history of profitable production from proven ore on the property.

     Second, there has been almost no comprehensive exploration, to date, of the property's mineralization beyond a depth of 300 to 400 ft.

     Third, worldwide and in the U.S., major ore bodies have been found on property encompassing fewer acres than that which Gold Chain encompasses. Consider, for purposes of comparison only, the ore deposits in El Indio, Peru and the Orphan Mine in Arizona, each approximately 20 acres. It is not the number of acres, therefore, but what occurs on and beneath those acres that is economically important.

     FUNDING. Management believes the Company can satisfy its minimal cash requirements from accounts receivable to continue nominal business operations as at present. However, the Company does NOT have sufficient other funds of its own to finance exploration and development costs, or to make capital improvements to its properties and operating facilities.

     Should the Company be unable to raise a significant amount of additional working capital in the next twelve to eighteen months, it might not have sufficient funds for further exploration or development work. As a result, Gold Chain's plan of operation depends largely on its ability to cultivate financial resources and business arrangements with investors and larger and better capitalized companies.

     The primary contribution to the Company's planned exploration and development efforts, in Management's opinion, is Gold Chain's extensive library of technical information concerning its properties. This technical library contains geological reports, historical data, maps and other pertinent geological information specific to the area, specifically a complete set of mine maps and production records relataing to all previous mining operations on the Gold Chain properties. These reference materials, in managements opinion, represent an invaluable asset that management believes will be essential to feasibly develop and explore the Company's properties with a high degree of confidence.

     The value of this tangible asset is greatly enhanced by the intangible value of current management's knowledge of modern geologic science and technology and its years of experience exploring and developing mining properties in the Tintic Mining district.

ITEM 3.     DESCRIPTION OF PROPERTY

     For many years, Gold Chain's property consisted of nineteen patented mining claims that it owned in the Tintic Mining district, Juab County, Utah, about 1-1/2 miles south of the small town of Eureka, Utah.

     On June 21, 1999, the Company purchased nine additional patented mining claims adjacent to the original nineteen. The twenty-eight patented mining claims Gold Chain currently owns comprise a total of 151.462 acres. Table 3.1, below, gives information about these patented mining claims:

                                    14 of 40


      TABLE 3.1  --  DESCRIPTION OF PATENTED MINING CLAIMS

                             U.S. LOT NO. OR
NAME OF PATENTED CLAIM      MINERAL SURVEY NO.      ACRES
----------------------      ------------------      ------
Desert View________________ 6135 __________________   1.675
Oneida_____________________ 2950 (Oneida group)____  10.532 <F1>
Sideview___________________ 2946 (Oneida group)____    **   <F1>
Fairview___________________ 2951 (Oneida group)____    **   <F1>
Copperopolis No. 2_________  160 __________________  10.170
Belcher____________________ 3750 __________________   5.653
California_________________  114 __________________   6.880
Fraction Lode______________ 3233 __________________   1.675
Gold Chain Fraction________ 6191 __________________   1.846
Golden Chain_______________  339 __________________  11.100
Champlain No. 2____________  174 __________________   2.916
Mammoth Mine_______________   37 __________________   4.590
West Mammoth Lode__________  173 __________________   1.536
American Eagle Lode________ 4679 __________________   0.915
Mammoth 2 & 3 North________   65 __________________   1.830
Napoleon___________________ 3442 __________________   5.220
Dom Pedro 2nd (1/2)________  172 __________________   7.815
Hungarian (North 1/2)______  164 __________________   3.270
Silver Chain (3/4)_________ 5880 __________________   6.515
Leo________________________  290 __________________   8.990
Lisbon_____________________  290 __________________   3.920
Silver Star________________  290 __________________   5.160
Silver Spar________________  290 __________________   4.710
Argenta____________________  290 __________________  16.860
West Star__________________   82 __________________   5.729
North Star_________________   62 __________________   5.509
Ardath_____________________ 3332 __________________   2.648
Elgin Amended______________ 4019 __________________  13.798
                                                    =======
                                   TOTAL ACRES  =   151.462

     1. Oneida, Sideview, and Fairview, the three patented mining claims in the Oneida Group, together constitute an undivided 10.532 acres.


     FORM OF OWNERSHIP. Gold Chain does not hold "unpatented" mining claims. (An unpatented mining claim is a parcel of property located on federal lands that the U.S. government continues to own, though it has granted the private party claimholder the right to explore and mine the claim.)

     The Company owns patented mining claims. (A "patented" mining claim is land originally held as unpatented, to which the private-party claimholder has been conveyed fee simple title by the U.S. government, after meeting the federal patenting requirements.) The important difference in the type of mineral interest it represents is that the patent gives the claimholder full and complete ownership, outright, of the land on which the claim is located.

                                    15 of 40

     THE EFFECT OF REGULATORY CHANGES ON HOLDING UNPATENTED MINING CLAIMS. The U.S. Bureau of Land Management (BLM) promulgated new regulations in 1997 regarding hardrock unpatented mining claims (see 43 CFR 3809). Compliance with the 1997 regulations is both time-consuming and costly. Therefore, Gold Chain does NOT intend to purchase or locate any unpatented claims, but instead, to concentrate its exploration and development activities primarily on its own privately-held land and perhaps on land that, at some point in the future, it may decide to acquire a leasehold under, through Utah State Mineral Leases. Management believes that these BLM regulations will have little or no effect on the Company's activities.

     In fact, these regulations give Gold Chain an advantage over competing companies since they will be required to comply with these regulations which is at once time-comsuming and costly.

     TYPE OF PROPERTY. The Company's twenty-eight privately owned mining claims are lode claims. ( Lode claims contain deposits of minerals, in this case, gold, silver, copper and lead, in solid rock.)

     Located on the slopes of nearby Mammoth Mountain, the surface has a topographic relief of over 800 feet.

     To date, these efforts have not been sufficiently developed to achieve a promising discovery of a new ore body. The intrinsic economic worth of these properties, therefore, lies in continuing this exploration and development work to achieve the recognizable potential of these properties in containing discoverable, profitable ore.

     MINING AND PRODUCTION HISTORY. Ore was discovered in 1870 on the Gold Chain mineral properties and production began the following year. The Gold Chain properties included the Gold Chain and Ajax Mines, two of the first mines in production in the Tintic Mining district.

     The Company's original nineteen patented claims yielded a total output of 193,000 tons of ore. Table 3.2, below, comprises data compiled by the U.S. Bureau of Mines. It shows the total amounts and average grades of the principal metals recovered by metallurgical treatment. Note that these figures may be considerably less than the gross amounts and average grades of the total metal actually contained in the ore, due to the inefficient smelter and recovery processes of the pre-1930's.


          TABLE 3.2  -- AMOUNTS AND GRADES OF METALS RECOVERED
                          FROM GOLD CHAIN MINING CLAIMS

          METAL         TOTAL AMOUNT RECOVERED         AVERAGE GRADE
          ------        -----------------------        --------------
          Gold              89,800 ounces               .47 OPT <F1>
          Silver         1,600,000 ounces              8.29 OPT
          Copper        17,300,000 pounds              4.48 %   <F2>
          Lead           1,500,000 pounds               .39 %


[FN]

        1. "OPT" signifies the average number of "Ounces" of metal recovered "Per" each "Ton" of ore mined.
        2. "%" is derived from the ratio of total metal recovered to total ore mined.

                                    16 of 40

     For comparative purposes only, and using average metal prices on June 30th, 2000 (gold, $289 per oz; silver, $5.02 per oz, copper, $.82 per lb, and lead $.20 per lb), the metal recovered from the mine on Gold Chain's patented claims would have had a total present value of approximately $48,376.200.00.

     EXPLORATION, DEVELOPMENT AND REHABILITATION WORK. There has been no mining or other production activity on Gold Chain's properties since the 1930's, except briefly during World War II which consisted of production of small tonnages of high grade copper ore. Only a limited amount of exploration or development work has been conducted on the Company's properties since the 1930's. ("Exploration" is the work involved in searching for ore. "Development" is the construction work carried out for the purpose of extracting ore from the deposit or mine.)

     In 1976, Kennecott Copper Corporation negotiated a ten-year lease to operate all of the properties that were owned by Mammoth Mining Company and its subsidiary companies, which included Gold Chain's nineteen patented mining claims. These properties were "unitized", in that Gold Chain was to receive royalties based on metals production from any of the leased properties.

     Kennecott carried out limited mineral exploration and development work on the Gold Chain properties, but terminated this lease in 1982, after six years. No ore production came from the Company's properties. Gold Chain's properties were inactive from 1982 until 1994, when Centurion carried out limited exploration consisting mainly of geologic mapping and sampling. Centurion also performed some much-needed maintenance and rehabilitation work on the Gold Chain underground workings. Centurion continued its activities until 1996.

     NO additional work has been done on the properties since that time.

     FUTURE PLANS FOR EXPLORATION AND DEVELOPMENT WORK. To date, Gold Chain management has NOT applied for exploration permits for work on any of its patented mining claims. However, during 2000 the Company expects to conduct geological mapping, geochemical sampling, and geophysical surveys, and to file applications for permits that would permit exploratory drilling to be carried out during 2000. Gold Chain's management has not yet determined whether the company will actually carry out drilling operations. This will depend on the availability of funds.

ITEM 4.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of December 31, 2000, the beneficial ownership of the Company's common stock by the following 4 groups:

     (1) all persons known to the Company to be the beneficial owners of more than five percent of the outstanding shares of its common stock (the "Principal Shareholders");

     (2) each Gold Chain  director;

     (3) each "Named Executive Officer" who is listed in the "Summary Compensation Table" on page 22 (the term "Named Executive Officer" is defined below in the section entitled "Compensation of Executive Officers," Part I, Item 6, page 22); and

     (4) All directors and executive officers as a group.

                                    17 of 40


               TABLE 4.1 -- COMMON STOCK BENEFICIALLY OWNED <F1>

    NAME AND ADDRESS              NO. SHARES     HOW HELD     PERCENT OF CLASS
-----------------------------     ----------    ----------    ----------------
1.  PRINCIPAL SHAREHOLDER(S)
      Mammoth Mining Company         735,534     DIRECTLY       36.76%
          Mammoth, Utah
      Keystone Surveys, Inc.         680,000     DIRECTLY       33.99%  <F2>
          Salt Lake City, Utah
      Spenst Hansen               [1,415,534]  [indirectly]    [70.75%] <F3>
          Mammoth, Utah             35,000     DIRECTLY        1.75%  <F4>

2.  DIRECTORS
      Spenst Hansen                1,450,534       BOTH         72.50% <F5>
          Mammoth, Utah
      Blane van Pletzen              35,000     DIRECTLY        1.75% <F6>
          Salt Lake City, Utah
      Carlos M. Chavez               35,000     DIRECTLY        1.75% <F7>
          Murray, Utah

3. "NAMED EXECUTIVE OFFICERS"
    (NOT DIRECTORS)     None           n/a         n/a            n/a

4.  ALL DIRECTORS & OFFICERS
    AS A GROUP     4 Persons       1,520,534       Both         76.00% <F8>

     1. For purposes of this table only, in determining beneficial ownership the amount reported for each individual, entity, or group listed above includes all shares that such person or group has the right to acquire within 60 days after December 31, 2000, including all share awards that will vest, and all shares from options, warrants, or rights exercisable during that 60-day period. All shares are owned directly, beneficially and of record, unless otherwise noted.

     2. As of the date of this filing, Keystone is the owner of record of 670,000 shares, actually issued. However, for purposes of this table only, Keystone is deemed to be the beneficial owner of 680,000 shares because during the next 60 days, Keystone will be entitled to receive 10,000 shares in lieu of cash as payment from the Company for the use in October and November 1999 of office space owned and managed by Keystone.

     3. Mr. Hansen does NOT directly own the 1,415,534 shares. Instead, they are owned of record by Mammoth and Keystone in the amounts listed separately in the table. However, Mr. Hansen has majority ownership and control of both Mammoth and Keystone. Thus for purposes of this table only, Mr. Hansen is deemed to be the beneficial owner, albeit indirectly, of the 1,415,534 shares.

     4. As of the date of this filing, Mr. Hansen has received 35,000 shares for his service as director. That is the total number of shares Mr. Hansen owns directly and of record. Mr. Hansen is not entitled to receive any additional shares during the next 60 days.

                                    18 of 40

     5. For purposes of this table only, Mr. Hansen is deemed to be the beneficial owner of all shares that he owns or controls, both directly and indirectly. Mr. Hansen directly owns 35,000 shares. He is deemed to be the beneficial owner of the 1,415,534 shares owned by Mammoth and Keystone because he holds indirect control over those shares. Thus, Mr. Hansen is deemed to be the beneficial owner of their sum, or 1,450,534 shares.

     6. As of the date of this filing, Mr. van Pletzen is the beneficial owner, directly and indirectly, of 35,000 shares. He is not entitled to receive any additional shares during the next 60 days.

     7. As of the date of this filing, Mr. Chavez is the beneficial owner, directly and indirectly, of 35,000 shares. He is not entitled to receive any additional shares during the next 60 days.

     8. As of the date of this filing, Mr. Chavez and Mr. van Pletzen, collectively, are the beneficial owners of 70,000 shares. Mr. Hansen is deemed to be the beneficial owner of 1,450,534 shares (see footnote 5). Thus the sum total of their beneficial ownership, for purposes of this table only, is deemed to be 1,520,534 shares.

ITEM 5.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

     DIRECTORS. Under Gold Chain's Bylaws, the Company must have not fewer than one nor more than twelve directors, notwithstanding resignations, vacancies or terminations from office.

     The directors are elected to serve until the next annual shareholders' meeting or until their respective successors are elected and qualify. Interim replacements for vacancies on the Board of Directors are appointed by the remaining incumbent directors. The Gold Chain Board of Directors is currently composed of three members. No director that was appointed or elected during any of the past five fiscal years has declined to serve, and none has been found unable or unfit to serve.

     EXECUTIVE OFFICERS. The Company's officers hold office until the meeting of the Board of Directors immediately following the next annual shareholders' meeting or until removal by the Board of Directors. Gold Chain's Bylaws specify that its officers shall be a president, one or more vice presidents, a secretary and a treasurer. Interim replacements for officers that have resigned or been terminated are appointed by the Board of Directors. The following sets forth pertinent information about each of Gold Chain's directors and executive officers:

     SPENST HANSEN, Ph.D. has been a Director since 1995, and has served as President and Chairman of the Company's Board of Directors since 1997. From 1979 until 1998, he was a director, executive officer and employee of Centurion and its predecessor companies.

     Mr. Hansen has worked on several mining projects worldwide for more than 30 years, and has been directly involved in all phases of mining exploration, development and production on various mining properties in the State of Utah during that period.

     Mr. Hansen holds a doctoral degree in geology from the University of Missouri, Columbia, Missouri, a Masters degree in mining engineering from the Missouri School of Mines, Rolla, Missouri, and a Bachelor of Science degree in geological engineering from the University of Utah, Salt Lake City, Utah.

     He is a registered professional geologist in California (#2067) and Idaho (#38).

     Mr. Hansen presently serves as a director and executive officer of Mammoth Mining Company.

                                    19 of 40

     BLANE VAN PLETZEN, M.A. recently joined the Company as a Director and Vice President of the Company. He has been principally employed as a Paralegal from 1995 until the present. Mr. van Pletzen has represented a diverse group of clients, specifically mining exploration and development companies, who have retained his services as a Filing Agent and Outside Consultant.

     Mr. van Pletzen received a Master's degree in English Literature and Technical Writing in 1985 from the Utah State University, Logan, Utah and a Bachelors degree in English in 1982 from Weber State University (then College), Ogden, Utah.

     Formerly on the faculty of Brigham Young University - Hawai'i, Mr. van Pletzen served as Director of the Reading / Writing Center, and lectured various undergraduate courses in English literature and Composition and Rhetoric.

     Mr. van Pletzen is currently an Adjunct professor of English with Salt Lake Community College in the department of Humanities and Sciences.

     Mr. van Pletzen presently serves as a director and executive officer of Viable Resources, Inc.

     ELIZABETH KNOWLTON has been a Director and Vice President of the Company since 1997. She has been principally employed as a licensed attorney in the private practice of law from 1986 until the present.

     Ms. Knowlton has represented a diverse group of clients before numerous state, federal and tribal courts on a variety of civil, criminal, tribal and other legal matters. Ms. Knowlton received a B.S. degree in 1980 from the University of Utah, Salt Lake City, Utah and a J.D. degree in 1984 from Western State University, San Diego, California.

     She was employed by the San Diego Attorney General's Office in 1982 and was licensed by the California Bar and the U.S. District Court for the Southern District of California in 1986; by the Utah Bar and the U.S. District Court for the District of Utah in 1991; and by the U.S. District Court for the District of Arizona in 1997.

     Ms. Knowlton presently serves as a director and executive officer of Mammoth Mining Company.

     No arrangement or understanding exists between or among any of the directors or executive officers and any other person pursuant to which any director was elected, or any executive officer was appointed. None of the Company's directors are currently directors of other companies registered under the Securities Exchange Act of 1934.

     Each director and executive officer intends to devote such amount of time as that person's responsibilities require, but none of them work full time for the Company. Also, no family relationship exists among any of the named directors and executive officers.

     As of the date of this registration statement, none of the Company's directors or nominees, executive officers, or principal shareholders has been involved in any legal proceeding during the past five years arising from any of the following events that would be material in evaluating the ability or integrity of any such person: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer

                                    20 of 40

either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting that person's involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodity Futures Trading Commission to have violated a federal or state securities, or commodities law and the judgment has not been reversed, suspended, or vacated.

     BOARD MEETINGS. Pursuant to Utah law, the Board of Directors conducted all of its business and approved all corporate action during fiscal 1999 by the unanimous consent of all its members, in the absence of formal Board meetings.

    STANDING AUDIT AND COMPENSATION COMMITTEES; NO OTHER COMMITTEES. At the beginning of fiscal 1999, the Board of Directors established Compensation and Audit Committees. At present, the Board does not have a nominating committee, or any other Board committees.

     COMPLIANCE  WITH  SECTION  16(A) OF THE  SECURITIES  EXCHANGE  ACT OF 1934.
Section 16(a) of the Securities and Exchange Act of 1934 requires officers, directors, and persons who own more than ten percent of Registrant's Common Stock to file initial reports of beneficial ownership and to report changes in such ownership with the Commission and the National Association of Securities Dealers. These persons are also required to furnish the Company with copies of all Section 16(a) forms they file. These requirements will commence upon the effective date of this registration statement. Therefore, as of the date of this filing, these persons have not been subject to the requirements of Section 16(a). Nevertheless, Gold Chain has informed these persons of their imminent obligations under Section 16(a). Further, the Company has set up a procedure whereby periodically it will (i) notify these persons of their Section 16(a) obligations; (ii) review the copies of Forms 3, 4, and 5 that these persons furnish to the Company; (iii) request written representations from them that no other transactions were required; and (iv) make a determination that the pertinent officers, directors and principal shareholders have complied with all applicable Section 16(a) requirements during fiscal year 1999.

     DIRECTOR LIABILITY LIMITATION. In fiscal 1995, shareholders approved by written consent an amendment to the Registrant's Articles of Incorporation limiting the personal liability of directors to the Registrant and its shareholders to the extent allowed by Utah law. In effect, the shareholders approved the adoption of statutory provisions which permit a Utah corporation to eliminate the personal liability of directors for monetary damages for breach of fiduciary duty.

ITEM 6.   EXECUTIVE COMPENSATION

     COMPENSATION OF DIRECTORS. The Company does NOT have any contractual arrangements for compensation with any of the Directors, and does not pay any monetary fees or other form of cash compensation for their services. Instead, Directors are authorized to receive a grant of 5,000 shares of restricted

                                    21 of 40

common stock for each quarter of completed service. This authorization covers the five-year period from January 1, 1998, to December 31, 2002. At September 30, 1999, the Directors had earned and received a total of 105,000 shares for their service during the seven consecutive quarters between January 1, 1998, and September 30, 1999. At present, Directors do NOT receive any award of options, warrants, or stock appreciation rights for their service.

     COMMON STOCK AND OPTION AWARD PLAN. At the Annual Board of Directors Meeting held June 17, 1995, the Company's Directors approved a plan for the granting of stock, stock options and stock appreciation rights pursuant to registration on Form S-8 with the SEC. The plan was approved to enable the Company to attract and retain experienced and able directors, officers, employees and similar individuals who provide significant service to the Company and who are eligible under the plan to receive qualified plan awards. As of the date of this filing, the shareholders have not authorized a specific amount of shares of common stock to be administered under this plan and to date the Company has not issued any non-restricted stock, options, or stock appreciation rights awardable under the plan.

     COMPENSATION OF EXECUTIVE OFFICERS. The following table sets forth the compensation paid by Gold Chain during each of the last three fiscal years to its chief executive officer and to the other four most highly compensated officers and executive officers, whose individual total annual salary and bonus exceeded $100,000 for Fiscal 1999 (the "Named Executive Officers"). This information includes the dollar value of base salaries and bonus awards, the number of stock options granted, and certain other compensation, if any.


                TABLE 6.1 -- SUMMARY COMPENSATION TABLE

                                         LONG   TERM    COMPENSATION
                                        -----------------------------
                ANNUAL   COMPENSATION          AWARDS         PAYOUTS
               -----------------------  --------------------  -------
(a)      (b)   (c)      (d)    (e)      (f)       (g)         (h)      (i)
-------  ----  -------  -----  -------  --------  ----------  -------  -------
Name                                              Securities
and                            Other    Re-       Underlying           All
Princi-                        Annual   stricted  Options/    LTIP     Other
pal Po-                        Compen-  Stock     SAR's       Pay-     Compen-
sition   Year  Salary   Bonus  sation   Award(s)  (#)         outs($)  sation
-------  ----  -------  -----  -------  --------  ----------  -------  -------
PRES.

Spenst   1998  $0        $0      $0        $0         0         $0       $0
Hansen   1997   0         0       0         0         0          0        0
         1996   0         0       0         0         0          0        0

     There are no retirement, pension, or profit sharing plans for the benefit of officers, directors or key employees as of the date of this filing.

     OPTION/SAR GRANTS TABLE. This table has been omitted because there has been no compensation in the form of options or SARs awarded to, earned by, or paid to the Company's chief executive officer or any of its Named Executive Officers during any pertinent fiscal year covered by this table.

                                    22 of 40

     AGGREGATED OPTION/SAR EXERCISES AND FISCAL YEAR-END OPTION/SAR VALUE TABLE. This table has been omitted because there has been no compensation in the form of options or SARs awarded or paid to, or earned, exercised, or retained by, the Company's chief executive officer or any of its Named Executive Officers during any pertinent fiscal year covered by this table.

     LONG-TERM INCENTIVE PLAN ("LTIP") AWARDS TABLE. This table has been omitted because there has been no compensation in the form of long-term incentive awards that have been granted or paid to, or earned, exercised, or retained by, the Company's chief executive officer or any of its Named Executive Officers during any pertinent fiscal year covered by this table.

ITEM 7.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Certain of the officers and directors of the Company are engaged in other businesses, either individually or through business entities in which they may have an interest, hold an office or serve on the boards of directors. Some of the directors of the Company also have other business interests to which they devote a major or significant portion of their time. Certain conflicts of interest, therefore, may arise between the Company and its directors. Company management believes, however, that these conflicts can be resolved through the exercise by these individuals of reasonable judgment consistent with their respective fiduciary duties to the Company. The officers and directors of the Company intend to resolve such conflicts in the best interests of the Company. Moreover, the officers and directors will devote their time to the affairs of the Company as they deem necessary.

     Other than as described below, the Company has not been a party to any transaction, or proposed transaction, during the last two years in which any director, executive officer, or principal shareholder had or will have a direct or indirect material interest, where: (1) the amount involved in the transaction or series of similar transactions exceeds $60,000; or (2) the person's interest arises solely from the ownership of the Company's securities, and the person receives no extra or special benefit not shared equally (pro rata) by all holders of the same class of securities.

     In the past, the Company had made non-interest bearing advances to certain shareholders and companies whose shareholders and officers also are shareholders and officers of the Company. However, all such advances were paid. Therefore, at December 31, 1997, and 1998, and September 30, 1999, no money was due the Company as a result of any advance to a related party.

     A majority of the Gold Chain common stock is owned by its parent company, Mammoth Mining Company and by Keystone Surveys, Inc., a company that is owned and operated by Spenst Hansen. Both Mammoth and Keystone are controlled by Mr. Hansen, an officer and director of the Company who is also an officer, director and majority shareholder of Mammoth and Keystone. The Company leases certain office space located at the Main Tintic project mine in buildings and offices owned and operated by Keystone. Gold Chain leases the office space from Keystone for $500 per month on a month-to-month basis. The lease was not negotiated at arms-length, but management believes that this arrangement is on terms as fair as those that would have been obtainable from independent third parties.

     Subsequent to the end of fiscal 1999, the Company entered a business transaction to purchase additional mineral properties. On June 21, 1999, the

                                    23 of 40

Company's Board of Directors authorized the purchase of nine patented mining claims in the Tintic Mining district, Juab County, Utah, from Keystone, a company that is a principal shareholder of the Company, and that is controlled and operated by Mr. Hansen. The Board approved the issuance of 600,000 shares of Gold Chain's common stock in exchange for the nine patented mining claims. The purchase transaction was not negotiated at arms-length, but management believes that this purchase is on terms and for consideration that is as fair as what would have been obtainable from independent third parties.

     The Board of Directors of the Company has not adopted or approved any policy regarding future transactions with related third parties.

ITEM 8.   DESCRIPTION OF SECURITIES.

     COMMON STOCK AND DIVIDENDS. The authorized capital stock of the Company consists of 10,000,000 shares of common stock, $.01 par value, of which 2,000,776 have been issued and are outstanding as of the date of this filing. The holders of common stock are entitled to receive such lawful dividends as may be declared by the Board of Directors. There are no redemption or sinking fund provisions applicable to any shares of common stock. All outstanding shares of common stock are fully paid and non-assessable.

     VOTING RIGHTS. Stockholders are entitled to one vote, on all matters to be voted upon, for each share of common stock held. The shares do not have the right to cumulative voting for directors, meaning that holders of more than 50 percent of the shares voting for the election of directors can elect all of the directors if they choose to do so.

     LIQUIDATION RIGHTS. In the event of liquidation, dissolution or winding up of the Company, holders of common stock shall be entitled to receive pro rata all of the remaining assets of the Company that are available and distributable to the shareholders.

     PREEMPTIVE RIGHTS. Stockholders do NOT have a preemptive right, by statute or under the Company's Articles of Incorporation or Bylaws, to acquire the Company's unissued shares of common stock.

     TRANSFER AGENT. OTC Stock Transfer, Inc., is transfer agent for the Company's common stock. Its address is P.O. Box 15600, 231 East 2100 South, Salt Lake City, Utah 84115, and its telephone number is (801) 485-5555.


                                     PART II

Item 1.   MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S
          COMMON EQUITY AND OTHER STOCKHOLDER MATTERS

     Gold Chain's common shares have NOT traded on a public stock exchange for approximately 14 years. The Company is registering its common stock for reporting purposes by way of this filing in order to place its common shares for trading on the OTC Bulletin Board or the "pink sheets", which are over-the-counter markets administered by the National Association of Securities Dealers. The initial trading price of the Registrant's common shares will be determined by market forces and other trading variables at the time of first trading, and will be set by its market makers. After that time, quoted trading

                                    24 of 40

prices will reflect inter-dealer prices, without retail markup, markdown, or commission. It is likely that such quotations will not necessarily represent actual transactions.

     If, on the date of this registration statement, Gold Chain's shares were listed for public trading, then approximately 490,240 shares or 24.5 percent of the issued and outstanding common stock could be sold pursuant to Rule 144 under the 1933 Act. However, the Company has NOT agreed to register any securities under the 1933 Act for sale by stockholders. Further, the Company is NOT making or proposing to make any public or private offering (unless pursuant to an employee benefit plan) that could have a material effect on the market price of its common stock. Finally no shares of the Company's common stock are subject to outstanding options or warrants to purchase, or securities convertible into, its common stock.

     As of December 31, 1999, there were approximately 450 shareholders of record of Gold Chain's common shares. The Registrant has not paid any dividends on its common shares since its inception and does not anticipate that dividends will be paid at any time in the immediate future.

ITEM 2.   LEGAL PROCEEDINGS

     To the best of its knowledge, Gold Chain is not aware of any pending legal proceeding contemplated by a governmental authority, or concerning the Company's business or properties, that involves primarily a claim for damages in excess of ten percent of current assets excluding interest and costs. As of the date of this filing, Gold Chain is NOT a party to any legal proceeding, either as plaintiff or defendant, other than routine litigation incidental to its business. Thus, the financial statements have not been adjusted to reflect any material uncertainty regarding exposure to liability in legal proceedings.

ITEM 3.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE

     SELECTION OF INDEPENDENT PUBLIC ACCOUNTANTS. The Company retains the services of Robison, Hill and Company, 1366 East Murray-Holliay Road, Salt Lake City, Utah 84117-5050.

     NO CHANGES OR DISAGREEMENTS. Robison, Hill and Company continues as Gold Chain's independent public accountants to the present date, without

                                    25 of 40

     any changes in or disagreements with that engagement or their audits. In particular, the Company has made no changes, nor has it had any disagreements with Robison, Hill and Company, that have affected its independent, professional relation- ship with Robison, Hill and Company in any way during Gold Chain's two most recent fiscal years, 1997 and 1998, or any subsequent interim period.

ITEM 4.   RECENT SALES OF UNREGISTERED SECURITIES

     The Company has not sold any shares of unregistered common stock in any private placement offerings, or issued any unregistered stock in exchange for Company debts in the past five years, and it is not aware of any recent sales or issuances of restricted shares of common stock, other than the following:

     (1) On June 21, 1999, the Company authorized the issuance of 600,000 shares of unregistered stock, with a basis of $0.10 per share, to Keystone Surveys, Inc., for the purchase of nine patented mining claims.

     (2) On June 28 and September 30, 1999, the Company authorized the issuance of 60,000 and 10,000 shares of unregistered stock, respectively, with a $0.10 per share basis, to Keystone Surveys, Inc., for the payment of rental costs of $500/month, incurred from August 1, 1998 to June 30, 1999, and from July 1 to September 30, 1999, respectively.

     (3) On July 1 and September 30, 1999, the Company authorized the issuance of 30,000 and 5,000 shares of unregistered stock, respectively, with a $0.10 per share basis, to each of its three directors as compensation for their service at the rate of 5,000 shares per quarter from January 1, 1998 to June 30, 1999, and from July 1 to September 30, 1999, respectively.

     All of the share issuances described above are restricted because they were made in reliance upon the exemption from registration provided by Section 4(2) of the 1933 Act. After the shares have been held for one year, the recipient may sell, within any three month period, an amount of shares no greater than 1% of the number of then-outstanding shares of the Company, in compliance with the provisions of Rule 144. A restrictive legend is imprinted on the stock certificates and "stop transfer" instructions against their sale or transfer are in place.

ITEM 5.   INDEMNIFICATION OF OFFICERS AND DIRECTORS

     Gold Chain's Bylaws authorize it to indemnify, at its election, any director, officer, agent and/or employee as to those liabilities and on those terms and conditions as are specified in the Revised Utah Business Corporation Act. Further, the Company may purchase and maintain insurance on behalf of any such persons whether or not it would have the power to indemnify such person against the liability insured against. Indemnifying and/or insuring its officers and directors from the increasing liabilities and risks their corporate acts and omissions expose them to, could result in substantial expenditures by the Registrant, while preventing any recovery from them for losses incurred by the Registrant as a result of their actions. For that reason, the Securities and Exchange Commission has issued an advisory opinion concluding that indemnification of this type is against public policy as expressed in the 1933 Act, as amended, and, therefore, is unenforceable with respect to any claim, issue, question, or matter of liability touched

                                    26 of 40

upon by anything within the purview of the federal securities laws and regulations.


                                   PART F/S

                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following Financial Statements (audited and unaudited) and Report of Independent Public Accountants are filed as with this Registration Statement:

                              ITEM                               PAGE NO.
     --------------------------------------------------------    ---------
Independent Auditors' Report. . . . . . . . . . . . . . . . . .  F-3 (30)
Balance Sheets. . . . . . . . . . . . . . . . . . . . . . . . .  F-4 (31)
Statements of Operations. . . . . . . . . . . . . . . . . . . .  F-5 (32)
Statements of Stockholders' Equity. . . . . . . . . . . . . . .  F-6 (33)
Statements of Cash Flows. . . . . . . . . . . . . . . . . . . .  F-7 (34)
Notes to Financial Statements . . . . . . . . . . . . . . . . .  F-8 (35)


                                    PART III

ITEM 1. INDEX TO EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K

           and

ITEM 2. DESCRIPTION OF EXHIBITS

A. Index to and Description of Supplemental Schedules:   NONE.
B. Reports on Form 8-K:   NONE.
C. Index to and Description of Exhibits: The following documents are on file under SEC File No. 1-1767 and are incorporated here by reference.

EXHIBIT NO.  SEC. NO.  DOCUMENT
-----------  --------  -------------------------------------------
  3.1         3        Articles of Incorporation
  3.2         3(i)     Articles of Amendment
  3.3         3(i)     Articles of Amendment
  3.4         3(ii)    Bylaws

 10.1        10        Material agreements

The following documents were appended as exhibits to the originally filed Form 10-SB, submitted to the SEC on about August 9, 1999.

EXHIBIT NO.  SEC. NO.  DOCUMENT
-----------  --------  -------------------------------------------
  3.5         3(i)     Articles of Restatement of the
                            Articles of Incorporation

  3.6         3(i)     Articles of Incorporation, restated
  3.7         3(ii)    Bylaws, amended and restated
 10.2        10        Deed - properties, Juan County, Utah
 27.1        27        Financial Data Schedule to Form 10-SB

The following document is appended as an exhibit to this Amendment No. 1 to Form 10-SB, being submitted to the SEC on or about October 7, 1999.

                                    27 of 40

EXHIBIT NO.  SEC. NO.  DOCUMENT                                     PAGE NO.
-----------  --------  -------------------------------------------  --------
 27.2        27        Financial Data Schedule to Form 10-SB/A        __


                                POWER OF ATTORNEY

     The Registrant and each person whose signature appears below has designated and appointed Carlos M. Chavez as its/his true attorney-in-fact ("Attorney-in-Fact") with full power to act alone and authority to execute in the name of each of them, and to file with the SEC, together with any exhibits thereto and other documents therewith, any and all amendments to this Form 10-KSB that may be necessary or advisable to enable Registrant to comply with the 1934 Act, and all rules, regulations and requirements pertaining thereto, and fully empowering the aforesaid Attorney-in-Fact to make all amendments and such other changes in the Form 10-KSB as he deems appropriate, with authority thereby to ratify and execute the same.

                                   SIGNATURES

          In accordance with Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                THE GOLD CHAIN MINING COMPANY, Registrant

                           /s/ Spenst Hansen

                   ---------------------------------
                   By:     Spenst Hansen, President
                   Its:    CHIEF EXECUTIVE OFFICER
                   Dated:  July 21, 2000
























                                    28 of 40







                          THE GOLD CHAIN MINING COMPANY

                          (A Development Stage Company)

                          AUDITED FINANCIAL STATEMENTS






                           DECEMBER 31, 1999 AND 1998
                    AND THE TWO YEARS ENDED DECEMBER 1, 1999
  AND THE PERIOD FROM INCEPTION ON AUGUST 19, 1907 THROUGH DECEMBER 31, 1999.



                                    29 of 40






















                                      (F-2)

                                    30 of 40

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
The Gold Chain Mining Company
(A Development Stage Company)
Salt Lake City, Utah

     We have audited the accompanying balance sheets of The Gold Chain Mining Company (a development stage company) as of December 31, 1999 and 1998 and the related statements of operations and cash flows for the two years ended December 31, 1999 and the statement of stockholders' equity from inception on August 19, 1907 through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Gold Chain Mining Company (a development stage company) as of December 31,1999 and 1998 and the results of its operations and cash flows for the two years ended December 31, 1999, in conformity with generally accepted accounting principles.

Respectfully submitted


/s/ ROBISON, HILL & CO.
___________________________
Certified Public Accountants

Salt Lake City, Utah
July 21, 2000









                                    31 of 40

                          THE GOLD CHAIN MINING COMPANY
                          (A Development Stage Company)
                                 BALANCE SHEETS

ASSETS                                                      December 31,
                                                  ______________________________
                                                       1999             1998
                                                  _____________    _____________

Assets:
  Cash and Cash Equivalents                       $        96     $         -
                                                  =============    =============
Liabilities:
  Accounts Payable                                $       965     $        100
  Related Party Payables                               11,504            9,159
                                                  _____________   ______________
Total Liabilities                                      12,469            9,259
                                                  _____________   ______________

Stockholders' Equity:
Common Stock, Par value $.01
Authorized 10,000,000 shares,
Issued 2,002,975 and 1,227,975 shares at
December 31, 1999 and 1998, respectively               20,030           12,280
Paid in Capital                                       340,275          270,525
Deficit Accumulated During the Development Stage     (372,678)        (292,064)
                                                  _____________   ______________

Total Stockholders' Equity                            (12,373)          (9,259)
                                                  _____________   ______________

Total Liabilities and Stockholders' Equity        $        96     $         -
                                                  =============   ==============





   The accompanying notes are an integral part of these financial statements.



                                    32 of 40







                          THE GOLD CHAIN MINING COMPANY
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS






                                 For the year ended     Cumulative
                                   December 31,         Since inception
                                                        of
                              ----------------------    Development
                                1999         1998       Stage
                              ----------  ----------  ----------

REVENUES                      $    -      $    -      $    -

EXPENSES

   General and administrative    20,614       9,259     271,257
                              ----------  ----------  ----------
   Net Loss from Operations     (20,614)     (9,259)   (271,257)
                              ----------  ----------  ----------
OTHER INCOME (EXPENSES)
Loss on valuation of assets     (60,000)           -   (101,421)
                              ----------  ----------  ----------
Net Loss                      $ (80,614)     (9,259)   (372,678)
                              ----------  ----------  ----------
Basic & Diluted loss
per share                     $   (0.05)  $   (0.01)
                              ==========  ==========

   The accompanying notes are an integral part of these financial statements.


                                      (F-5)


                                    33 of 40







                          THE GOLD CHAIN MINING COMPANY

                          (A Development Stage Company)

                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                  Deficit
                                                                  Accumulated
                                 Common Stock                     During the
                            -----------------------  Paid in      Development
                               Shares      Amount    Capital      Stage
                            -----------  ----------  ----------   -----------
Balance at inception
on August 19, 1907                -      $    -      $    -       $     -

Issuance of Common stock
at approximately
$0.23 per share              1,227,975      12,280     270,319          -

Net loss from
inception through
December 31, 1995                 -           -           -         (233,865)
                            -----------  ----------  ----------   -----------
Balance at
December 31, 1995            1,227,975      12,280     270,319      (233,865)

Net Loss                                                             (48,834)
                            -----------  ----------  ----------   -----------
Balance at
December 31, 1996            1,227,975      12,280     270,425      (282,805)

Capital Contribution              -           -            106          -

Net loss balance at
December 31, 1997            1,227,975      12,280     270,425      (2292,064)
                            -----------  ----------  ----------   -----------
Capital Contribution              -           -            100          -

Net loss balance at
December 31, 1998            1,227,975      12,280     270,525      (292,064)
                            -----------  ----------  ----------   -----------
Issuance of Stock for
services in Lieu of
Cash at $0.10 per share        175,000       1,750      15,750         -

Issuance of Stock for
mining claims in Lieu of
Cash at $0.10 per share        600,000       6,000      54,000         -

Net loss                          -           -          -           (80,614)
Balance at
December 31, 1999            2,002,975   $  20,030   $ 340,275    $ (372,678)
                            ==========   ==========  ==========   ==========



  The accompanying notes are an integral part of these financial statements.


                                      (F-6)

                                    34 of 40

                          THE GOLD CHAIN MINING COMPANY
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                        Cumulative
                                                        Since
                                For the years ended     Inception
                                   December 31,         of
                            -----------------------     Development
                               1999      1998           Stage
                            -----------  ----------     -----------
CASH FLOWS FROM
OPERATING ACTIVITIES:

Net Loss                    $  (80,614)  $  (9,259)     $  (372,678)
Stock issued for services       17,500         -             17,500
Loss on valuation of assists    60,000         -            101,421
Increase (Decrease) in
     Accounts Payable              865       8,500            9,465
Net Cash Used in operating   -----------  ----------     -----------
     activities                 (2,249)       (759)        (244,292)
                             -----------  ----------     -----------

CASH FLOWS FROM
INVESTING ACTIVITIES:

Investment in Mining Claims        -           -            (41,421)
                             -----------  ----------     -----------
Net Cash provided by
investing activities               -           -            (41,421)
                             -----------  ----------     -----------

CASH FLOWS FROM
FINANCING ACTIVITIES

Capital Contributions              -            100             206
Shareholder Advances             2,345          659           3,004
Issuance of Capital Stock          -             -          282,599
                             -----------  ----------     -----------
Net Cash Provided by
Financing Activities             2,345          759         285,809
                             -----------  ----------     -----------
Net (Decrease) Increase
in Cash and Cash Equivalents        96           -               96

Cash and Cash Equivalents at
Beginning of Period                -             -              -
                             -----------  ----------     -----------
Cash and Cash Equivalents at
End of Period                 $     96      $    -         $     96
                             ===========  ==========     ===========

SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION:

Cash paid during the year for:

Interest                      $    -        $    -        $     -
Franchise and income taxes    $    100           100            200

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

None.




   The accompanying notes are an integral part of these financial statements.

                                      (F-7)

                                    35 of 40









                          THE GOLD CHAIN MINING COMPANY

                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                   THE YEARS ENDED DECEMBER 31, 1999 AND 1998



 NOTE  1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     This summary of accounting policies from Gold Chain Mining Company is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Organization and Basis of Presentation

     The Gold Chain Mining Company (the Company) was incorporated in the State of Utah on August 19, 1907. The Company is a subsidiary of Mammoth Mining Company, a Nevada corporation doing business in Utah. The Company is in the development stage, and has not commenced planned principal operations.

Nature of Business

     The company has no products or services as of December 31, 1999. the Company was organized to explore and develop mining properties through the sale, leasing or joint venture of such properties.

Cash and Cash Equivalents

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Pervasiveness of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


                                       F6

                                    36 of 40

                         THE GOLD CHAIN MINING COMPANY

                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                   THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                                  (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loss per Share

     The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                Income          Shares          Per-Share Amount
                                ------          ------          ----------------
                                (Numerator)     (Denominator)

                                  For the year ended December, 31, 1999
                                  -------------------------------------
Basic Loss per Share
Loss to common shareholders     $  (80,614)      1,615,475       $   (0.05)
                                ===========     ===========      ==========

                                  For the year ended December, 31, 1998
                                  -------------------------------------
Basic Loss per Share
Loss to common shareholders     $   (9,259)      1,227,975       $   (0.01)
                                ===========     ===========      ==========

     The effect of outstanding common stock equivalents would be anti-dilutive for December 31, 1999 and 1998 and are thus not considered.

NOTE 2 - INCOME TAXES

     As of December 31, 1999, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $236,000 that may be offset against future taxable income through 2014. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

                                       F7

                                    37 of 40

THE GOLD CHAIN MINING COMPANY

                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                   THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                                  (Continued)

NOTE 3 - DEVELOPMENT STAGE COMPANY

     The company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

NOTE 4 - RELATED PARTY TRANSACTIONS

     The Company shares office space provided by the Company's parent company, Mammoth Mining Company. The office space is located in certain buildings and offices situated at the Main Tintic Project Mine. Mammoth mining Company leases its office space, on an intermittent basis, from Keystone Surveys, Inc., a company that is owned and operated by an officer and director of the Company who is also a principal shareholder of Mammoth Mining Company. The monthly rent expense is $500.00 due at the beginning of each month.

     At December 31, 1998, the company owed $2,500.00 accrued rent for the five months between August 1, 1998 and December 31, 1998. The company paid that expense during 1999 by issuing 25,000 shares with a basis of $0.10 per share to Keystone Surveys, Inc. lieu of cash. Rent expense for 1999 was $6,000. The company issued 45,000 shares of the Company's Common Stock at $0.10 during 1999, in payment in lieu of cash of $4,500 with the remaining $1,500 owing at December 31, 1999.

     In accordance with the stock option plan adopted by the Company on June 17, 1995, the Board of Directors authorized 5,000 shares to each director of the Company per quarter of service. These shares were assigned a value of $0.10 per share.

     At December 31, 1998, the Company owed the directors, as a group, a total of 60,000 shares, or $6,000, under the compensation agreement, although no shares were issued at December 31, 1998. During 1999, the directors, as a group, accrued an additional 115,000 shares, or $11,500, under the compensation agreement. During 1999, the Company issued the directors a total of 105,000 shares, or $10,5000, to compensate the directors for the seven quarters of service the directors had completed between January 1, 1998, and September 30, 1999. At December 31, 1999, the Company owed the directors, as a group, a total of 70,000 shares, or $7,000.

     Also during 1999 and 1998, shareholders advanced the Company $2,345 and $659, payable upon demand without interest.

     In aggregate at December 31, 1999, the Company owed $11,504 to related parties.

                                       F8

                                    38 of 40

                         THE GOLD CHAIN MINING COMPANY

                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                   THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                                  (Continued)

NOTE 5 - MINING CLAIMS

     The Company holds an interest in 19 patented mining claims, totaling approximately 84 acres and located in the Tintic Mining District, Juab County, Utah.

     On June 21, 1999, the Company's Board of Directors authorized the purchase of nine patented mining claims from a company that is owned and operated by an officer and director of the company who is also a principal shareholder of Mammoth Mining Company. The Board approved the issuance of 600,000 shares of the Company's stock, valued at $60,000.00, in exchange for the nine patented mining claims.

     During the year ended December 31, 1996, and again during the nine months ended September 30, 1999, the Company determined a loss on the valuation of the mining claims should be taken in accordance with its policy of valuing the mining claims at the lower of cost or net realizable value. The ultimate realization of the Company's investment in exploration properties is dependent upon a number of factors, including success of mineralization, the ability of the Company to obtain financing or to make other arrangements to further explore and develop the properties, and the profitability of future production or royalties from production, if any. The ultimate realization of the Company's investment cannot be ensured or determined at this time and, accordingly, it was determined the cost of the mineral properties, $41,421.00, and $60,000.00, should be charged to operations.

NOTE 6 - COMMON STOCK AND OPTION AWARD PLAN

     At an annual Board of Directors Meeting, held June 17, 1995, the Company's Directors approved a plan for the granting of stock, stock options and stock appreciation rights that would be registered with the Securities and Exchange Commission. The plan was approved to enable the Company to attract and retain experienced and able directors, officers, employees and similar individuals who provide significant service to the Company and are eligible under the Plan to receive qualified plan awards. as of December 31, 1999 and 1998, the shareholders have not authorized any amount of shares of common stock to be administered under the plan and no shares, options, or stock appreciation rights have been awarded under the Plan.


                                    39 of 40

NOTE 7 - SUBSEQUENT EVENTS

     Subsequent to December 31, 1999, the Company approved the issuance of 15,000 shares of the Company's common stock in payment of office rental costs and 70,000 shares of the Company's common stock in payment of directors fees.




                                    40 of 40

                          (End of Financial Statements)