Form 10-Q
period 2000-03-31
GOLD CHAIN MINING CO
filed 2000-08-07
CIK 42050

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                          ----------------------------

                                 FORM 10-QSB

                          ---------------------------

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
     For the quarterly period ended March 31st, 2000
                               -------------------

( ) TRANSITION REPORT PERSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
     For the transition period from               to

     Commission  File  Number:   1-1767
                                 ---------



                         GOLD CHAIN MINING COMPANY, INC.
                         ------------------------------
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



     Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          (1) Yes [x]  No [ ]            (2) Yes [x]  No [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date



         Class                          Outstanding as of March 31st, 2000
        -------                         ----------------------------------

        Common stock, $0.01                    2,002,975

     PART 1. The accompanying balance sheets of The Gold Chain Mining Company (a development stage company) disclose the Company's financial position as of March 31, 2000, December 31st 1999 and the statement of stockholders' equity from inception on August 19, 1907 through March 31st, 2000. These financial statements are the responsibility of the Company's management.

     This report includes, to the best of Management's knowledge, all the information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

     Operating results for the quarter ended March 31st, 2000, are not necessarily indicative of the results that can be expected for the year ending December 31, 2000.

                          THE GOLD CHAIN MINING COMPANY
                          (A Development Stage Company)
                                 BALANCE SHEETS

ASSETS                                              March 31st,   December 31st,
                                                  ______________________________
                                                       2000             1999
                                                  _____________    _____________

Assets:
  Cash and Cash Equivalents                       $        96     $         96
                                                  =============    =============
Liabilities:
  Accounts Payable                                $       965     $        965
  Related Party Payables                               11,504            11,504
                                                  _____________   ______________
Total Liabilities                                      12,469            12,469
                                                  _____________   ______________

Stockholders' Equity:
Common Stock, Par value $.01
Authorized 10,000,000 shares,
Issued 2,002,975 and 1,227,975 shares at
December 31, 1999 and 1998, respectively               20,030           20,030
Paid in Capital                                       340,275          340,275
Deficit Accumulated During the Development Stage     (372,678)        (372,678)
                                                  _____________   ______________

Total Stockholders' Equity                            (12,373)         (12,373)
                                                  _____________   ______________

Total Liabilities and Stockholders' Equity        $        96     $         96
                                                  =============   ==============





   The accompanying notes are an integral part of these financial statements.


                          THE GOLD CHAIN MINING COMPANY
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS






                                 For the period ended   Cumulative
                                March 31st, Dec 31,     Since inception
                                                        of
                              ----------------------    Development
                                2000         1999       Stage
                              ----------  ----------  ----------

REVENUES                      $    -      $    -      $    -

EXPENSES

   General and administrative    20,614       20,614     271,257
                              ----------  ----------  ----------
   Net Loss from Operations     (20,614)     (20,614)   (271,257)
                              ----------  ----------  ----------
OTHER INCOME (EXPENSES)
Loss on valuation of assets     (60,000)     (60,000)   (101,421)
                              ----------  ----------  ----------
Net Loss                      $ (80,614)     (80,614)   (372,678)
                              ----------  ----------  ----------
Basic & Diluted loss
per share                     $   (0.05)  $   (0.05)
                              ==========  ==========

   The accompanying notes are an integral part of these financial statements.


                          THE GOLD CHAIN MINING COMPANY

                          (A Development Stage Company)

                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                  Deficit
                                                                  Accumulated
                                 Common Stock                     During the
                            -----------------------  Paid in      Development
                               Shares      Amount    Capital      Stage
                            -----------  ----------  ----------   -----------
Balance at inception
on August 19, 1907                -      $    -      $    -       $     -

Issuance of Common stock
at approximately
$0.23 per share              1,227,975      12,280     270,319          -

Net loss from
inception through
December 31, 1995                 -           -           -         (233,865)
                            -----------  ----------  ----------   -----------
Balance at
December 31, 1995            1,227,975      12,280     270,319      (233,865)

Net Loss                                                             (48,834)
                            -----------  ----------  ----------   -----------
Balance at
December 31, 1996            1,227,975      12,280     270,425      (282,805)

Capital Contribution              -           -            106          -

Net loss balance at
December 31, 1997            1,227,975      12,280     270,425      (2292,064)
                            -----------  ----------  ----------   -----------
Capital Contribution              -           -            100          -

Net loss balance at
December 31, 1998            1,227,975      12,280     270,525      (292,064)
                            -----------  ----------  ----------   -----------
Issuance of Stock for
services in Lieu of
Cash at $0.10 per share        175,000       1,750      15,750         -

Issuance of Stock for
mining claims in Lieu of
Cash at $0.10 per share        600,000       6,000      54,000         -

Net loss                          -           -          -           (80,614)
Balance at
March 31st, 2000             2,002,975   $  20,030   $ 340,275    $ (372,678)
                            ==========   ==========  ==========   ==========



  The accompanying notes are an integral part of these financial statements.


                          THE GOLD CHAIN MINING COMPANY
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                        Cumulative
                                                        Since
                                For the period ended    Inception
                               March 31, Dec 31,        of
                            -----------------------     Development
                               2000      1999           Stage
                            -----------  ----------     -----------
CASH FLOWS FROM
OPERATING ACTIVITIES:

Net Loss                    $  (80,614)  $  (80,614)     $  (372,678)
Stock issued for services       17,500       17,500           17,500
Loss on valuation of assists    60,000       60,000          101,421
Increase (Decrease) in
     Accounts Payable              865          865            9,465
Net Cash Used in operating   -----------  ----------     -----------
     activities                 (2,249)      (2,249)        (244,292)
                             -----------  ----------     -----------

CASH FLOWS FROM
INVESTING ACTIVITIES:

Investment in Mining Claims        -           -            (41,421)
                             -----------  ----------     -----------
Net Cash provided by
investing activities               -           -            (41,421)
                             -----------  ----------     -----------

CASH FLOWS FROM
FINANCING ACTIVITIES

Capital Contributions              -           -                206
Shareholder Advances             2,345         2,345          3,004
Issuance of Capital Stock          -             -          282,599
                             -----------  ----------     -----------
Net Cash Provided by
Financing Activities             2,345        2,345         285,809
                             -----------  ----------     -----------
Net (Decrease) Increase
in Cash and Cash Equivalents        96           96              96

Cash and Cash Equivalents at
Beginning of Period                -             -              -
                             -----------  ----------     -----------
Cash and Cash Equivalents at
End of Period                 $     96      $    96        $     96
                             ===========  ==========     ===========

SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION:

Cash paid during the period for:

Interest                      $    -        $    -        $     -
Franchise and income taxes    $    100           100            200

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

None.




   The accompanying notes are an integral part of these financial statements.

                          THE GOLD CHAIN MINING COMPANY

                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

               THE QUARTER ENDED MARCH 31, 2000 AND DECEMBER 31, 1999



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

Nature of Business

     The company has no products or services as of March 31st, 2000. the Company was organized to explore and develop mining properties through the sale, leasing or joint venture of such properties.

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

                          THE GOLD CHAIN MINING COMPANY

                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

             THE QUARTER ENDED MARCH 31, 2000 AND DECEMBER 31, 1999
                                  (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loss per Share

     The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                Income          Shares          Per-Share Amount
                                ------          ------          ----------------
                                (Numerator)     (Denominator)

                                  For the quarter ended March 31, 2000
                                  ------------------------------------
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
                                ===========     ===========      ==========

     The effect of outstanding common stock equivalents would be anti-dilutive for March 31, 2000 and December 31, 1999 and are thus not considered.

NOTE 2 - INCOME TAXES

     As of March 31, 2000, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $236,000 that may be offset against future taxable income through 2014. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

                          THE GOLD CHAIN MINING COMPANY

                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

             THE QUARTER ENDED MARCH 31, 2000 AND DECEMBER 31, 1999
                                  (Continued)

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

     At December 31, 1998, the Company owed the directors, as a group, a total of 60,000 shares, or $6,000, under the compensation agreement, although no shares were issued at December 31, 1998. During 1999, the directors, as a group, accrued an additional 115,000 shares, or $11,500, under the compensation agreement. During 1999, the Company issued the directors a total of 105,000 shares, or $10,5000, to compensate the directors for the seven quarters of service the directors had completed between January 1, 1998, and September 30, 1999. At March 31, 2000, the Company owed the directors, as a group, a total of 70,000 shares, or $7,000.

     Also during 1999 and 1998, shareholders advanced the Company $2,345 and $659, payable upon demand without interest.

     In aggregate at March 31, 2000, the Company owed $11,504 to related parties.

                         THE GOLD CHAIN MINING COMPANY

                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

               THE QUARTER ENDED MARCH 31, 2000 AND DECEMBER 31, 1999
                                  (Continued)

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



                          (End of Financial Statements)

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              GOLD CHAIN MINING COMPANY, INC.
                              (REGISTRANT)

                              /s/  Spenst Hansen
                          BY:  -------------------------
                               SPENST HANSEN, PRESIDENT  AND  DIRECTOR

DATED:  July 21, 2000