Form 10-Q/A
period 2000-03-31
GOLD CHAIN MINING CO
filed 2000-08-15
CIK 42050

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                          ----------------------------

                                 FORM 10-QSB/A

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

          (1) Yes [x]  No [ ]            (2) Yes [x]  No [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date



         Class                          Outstanding as of March 31st, 2000
        -------                         ----------------------------------

        Common stock, $0.01                    2,217,975

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


                          THE GOLD CHAIN MINING COMPANY

                          (A Development Stage Company)

                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                  Deficit
                                                                  Accumulated
                                 Common Stock                     During the
                            -----------------------  Paid in      Development
                               Shares      Amount    Capital      Stage
                            -----------  ----------  ----------   -----------
Balance at inception
on August 19, 1907                -      $    -      $    -       $     -

Issuance of Common stock
at approximately
$0.23 per share              1,227,975      12,280     270,319          -

Net loss from
inception through
December 31, 1995                 -           -           -         (233,865)
                            -----------  ----------  ----------   -----------
Balance at
December 31, 1995            1,227,975      12,280     270,319      (233,865)

Net Loss                                                             (48,834)
                            -----------  ----------  ----------   -----------
Balance at
December 31, 1996            1,227,975      12,280     270,425      (282,805)

Capital Contribution              -           -            106          -

Net loss balance at
December 31, 1997            1,227,975      12,280     270,425      (2292,064)
                            -----------  ----------  ----------   -----------
Capital Contribution              -           -            100          -

Net loss balance at
December 31, 1998            1,227,975      12,280     270,525      (292,064)
                            -----------  ----------  ----------   -----------
Issuance of Stock for
services in Lieu of
Cash at $0.10 per share        175,000       1,750      15,750         -

Issuance of Stock for
mining claims in Lieu of
Cash at $0.10 per share        600,000       6,000      54,000         -

Net loss                          -           -          -           (80,614)
Balance at

March 31st, 2000             2,217,975   $  20,030   $ 340,275    $ (372,678)
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

DATED:  August 15, 2000