Form 10-Q
period 2000-09-30
GOLD CHAIN MINING CO
filed 2000-10-05
CIK 42050

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                          ----------------------------

                                  FORM 10-QSB

                          ---------------------------

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
     For the quarterly period ended September 30th, 2000
                               -------------------

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

          (1) Yes [x]  No [ ]            (2) Yes [x]  No [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date



         Class                          Outstanding as of September 30th, 2000
        -------                         --------------------------------------

        Common stock, $0.01                    2,217,975

     PART 1. The accompanying balance sheets of The Gold Chain Mining Company (a development stage company) disclose the Company's financial position as of September 30th, 2000, June 30th, 2000 and the statement of stockholders' equity from inception on August 19, 1907 through September 30th, 2000. These financial statements are the responsibility of the Company's management.

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

     Operating results for the quarter ended September 30th, 2000, are not necessarily indicative of the results that can be expected for the year ending December 31, 2000.

                          THE GOLD CHAIN MINING COMPANY
                          (A Development Stage Company)
                                 BALANCE SHEETS

ASSETS                                              Sep 30th,       Jun 30th,
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


                          THE GOLD CHAIN MINING COMPANY
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS






                                 For the period ended   Cumulative
                                 Sep 30th, Jun 30,      Since inception
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


                          THE GOLD CHAIN MINING COMPANY

                          (A Development Stage Company)

                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                  Deficit
                                                                  Accumulated
                                 Common Stock                     During the
                            -----------------------  Paid in      Development
                               Shares      Amount    Capital      Stage
                            -----------  ----------  ----------   -----------
Balance at inception
on August 19, 1907                -      $    -      $    -       $     -

Issuance of Common stock
at approximately
$0.23 per share              1,227,975      12,280     270,319          -

Net loss from
inception through
December 31, 1995                 -           -           -         (233,865)
                            -----------  ----------  ----------   -----------
Balance at
December 31, 1995            1,227,975      12,280     270,319      (233,865)

Net Loss                                                             (48,834)
                            -----------  ----------  ----------   -----------
Balance at
December 31, 1996            1,227,975      12,280     270,425      (282,805)

Capital Contribution              -           -            106          -

Net loss balance at
December 31, 1997            1,227,975      12,280     270,425      (2292,064)
                            -----------  ----------  ----------   -----------
Capital Contribution              -           -            100          -

Net loss balance at
December 31, 1998            1,227,975      12,280     270,525      (292,064)
                            -----------  ----------  ----------   -----------
Issuance of Stock for
services in Lieu of
Cash at $0.10 per share        175,000       1,750      15,750         -

Issuance of Stock for
mining claims in Lieu of
Cash at $0.10 per share        600,000       6,000      54,000         -

Net loss                          -           -          -           (80,614)
Balance at
September 30th, 2000         2,217,975   $  20,030   $ 340,275    $ (372,678)
                            ==========   ==========  ==========   ==========



  The accompanying notes are an integral part of these financial statements.


                          THE GOLD CHAIN MINING COMPANY
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                        Cumulative
                                                        Since
                                For the period ended    Inception
                               Sep 30,   Jun 30,        of
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

                          THE GOLD CHAIN MINING COMPANY

                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

             THE QUARTER ENDED SEPTEMBER 30, 2000 AND JUNE 30, 2000



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

Nature of Business

     The company has no products or services as of September 30th, 2000. The Company was organized to explore and develop mining properties through the sale, leasing or joint venture of such properties.

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

                          THE GOLD CHAIN MINING COMPANY

                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

             THE QUARTER ENDED SEPTEMBER 30, 2000 AND JUNE 30, 2000
                                  (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loss per Share

     The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                Income          Shares          Per-Share Amount
                                ------          ------          ----------------
                                (Numerator)     (Denominator)

                                  For the quarter ended September 30, 2000
                                  ----------------------------------------
Basic Loss per Share
Loss to common shareholders     $  (80,614)      1,615,475       $   (0.05)
                                ===========     ===========      ==========

                                  For the quarter ended September 30, 2000
                                  ----------------------------------------
Basic Loss per Share
Loss to common shareholders     $  (80,614)      1,615,475       $   (0.05)
                                ===========     ===========      ==========

     The effect of outstanding common stock equivalents would be anti-dilutive for September 30, 2000 and June 30, 2000 and are thus not considered.

NOTE 2 - INCOME TAXES

     As of September 30, 2000, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $236,000 that may be offset against future taxable income through 2014. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

                          THE GOLD CHAIN MINING COMPANY

                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

             THE QUARTER ENDED SEPTEMBER 30, 2000 AND JUNE 30, 2000
                                  (Continued)

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

     In aggregate at September 30, 2000, the Company owed $11,504 to related parties.

                         THE GOLD CHAIN MINING COMPANY

                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

             THE QUARTER ENDED SEPTEMBER 30, 2000 AND JUNE 30, 2000
                                  (Continued)

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

                              GOLD CHAIN MINING COMPANY, INC.
                              (REGISTRANT)

                              /s/  Spenst Hansen
                          BY:  -------------------------
                               SPENST HANSEN, ITS PRESIDENT  AND  DIRECTOR

DATED:  October 04, 2000