Form 10KSB
period 2000-12-31
GOLD CHAIN MINING CO
filed 2001-04-16
CIK 42050

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                          ----------------------------

                                   FORM 10-KSB

                           ---------------------------

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
     For the fiscal year ended December 31st, 2000
                               -------------------

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

  SECURITIES TO BE REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT: 2,130,308

Title  of  each  class             Name of exchange on which registered
None                               OTCBB: GOCH.OB
----                               --------------
To  be  so  registered
Common stock:2,130,308 $.01 par value
-------------------------------------

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

     At December 31, 1999, the aggregate market value of the voting stock held by non-affiliates is undeterminable and is considered to be $0.00.
                                                             -----
    (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

                                 Not applicable

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     As of December 31, 2000, the registrant had 2,130,308 shares issued and outstanding.

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

     However, actual results may differ materially from those projected or implied. As a result, forward-looking statements expressed herein are deemed to represent Gold Chain's judgment as of the date of this filing. Gold Chain does NOT express any intent or obligation to update any forward-looking statement because it is unable to give any assurances regarding the likelihood that, or extent to which, any event discussed in any such forward-looking statement contained herein may or may not occur, or any effect from or outcome of any such forward-looking event may or may not bear materially upon its future business, development of plans, or financial condition and results of operations.
                                        2 of 35



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

     Gold Chain is currently listed on the OTCBB and trades under the symbol GOCH.OB.

     JOINT VENTURES. The Company has neither entered into, nor participates in, any joint venture arrangements.

                                        3 of 35

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

     The settlement resulted in the dismissal, with prejudice, of all of Grand Central's causes of action against the Hansen Parties, without any admission or finding of wrongdoing by any of the parties. In settling the lawsuit, Grand Central, as successor to Centurion, subsequently transferred to Hansen its Eighty percent (80%) control block of Mammoth common shares and all of the Gold Chain Common Shares it then owned or had acquired, and also transferred all of the patented mining claims it owned in the Tintic Mining district (Juab County, Utah) to Keystone.

     In exchange, the Hansen Parties gave cash and transferred shares of Grand Central common stock owned by the Hansen Parties to Grand Central. As a result of this settlement, Hansen gained control of Mammoth's ownership of a majority control block of the Gold Chain Common Shares.

     RECENT PROPERTY PURCHASE. On June 21, 1999, the Company's Board of Directors authorized the purchase, from Keystone, of nine (9) additional patented mining claims located in the Tintic Mining district. In exchange for the nine (9) patented mining claims, the Board approved the issuance of 600,000 shares of the Company's Common Shares. This transaction, not negotiated with care to avoid being over-reached or imposed upon (arms-length),reduced Mammoth's ownership of Gold Chain stock to Thirty Seven percent (37%) and gave Keystone control of almost Thirty Four percent (34%) of Gold Chain's Common Shares.

                                        4 of 35


     Mammoth and Keystone, which are both controlled by Hansen, together own almost Seventy One percent (71%) of the Gold Chain Common Shares.

     Hansen continues to serve as Gold Chain's President and Chairman of its Board of Directors.

      PATENTS, TRADEMARKS, LICENSES, FRANCHISES. Gold Chain does NOT own any patents, trademarks, licenses, franchises, or concessions, except for patented mining claims granted by the government and private land owners.

      LONG-TERM GOAL AND OBJECTIVES. Gold Chain's long-term business goal is focused on advancing the exploration, development and mining potential of the mining properties it owns. The Company's intermediate objectives for funding and advancing this goal are two-fold:

     First,  it seeks to re-establish  itself as an active  business  operation.

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

     BUSINESS PLAN. Management continues to develop its business plan, if justified, to resume mineral exploration and development of the Company's mineral properties. To finance these activities, the Company may seek to receive income through property sales, or through a joint venture, or other form of business arrangement with a larger and better capitalized mining company.

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

                                        5 of 35

       SECURITIES ISSUANCES.   The Company's Articles of Incorporation
authorize it to issue up to ten million (10,000,000) shares.

     During fiscal 2000, the Company issued a total of 1,055,524  shares.

     GOVERNMENT REGULATION OF ENVIRONMENTAL CONCERNS. Gold Chain remains committed to complying with various federal, state and local provisions that regulate the discharge of materials into the environment and govern the conduct of mining activities for the protection of the environment. To its knowledge, the Company was in full compliance with these environmental regulations during fiscal 2000 and intends to continue to fully comply in fiscal 2001.

     Gold Chain is neither listed on any know environmental cleanup roster, nor is Gold Chain listed as a "superfund" site.

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

     During fiscal 2000, Gold Chain did not engage in any activity that would have required, and no governmental agency required, it to obtain any permits or bonds, or otherwise cause the Company to expend any funds to comply with any material environmental regulation. Moreover, the Company does not anticipate that any reclamation bonding will be required during fiscal 2001, or in the reasonably foreseeable future.

     Gold Chain does NOT anticipate any material capital expenditures for environmental control facilities during fiscal 2001. The cost of future compliance affecting the Company's mineral properties may depend upon the extent and type of exploration and testing required.

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

                                        6 of 35


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

     4. ACCUMULATED NET LOSS; NOMINAL WORKING CAPITAL. Gold Chain has NOT commenced significant business operations as of the date of this filing. The Company remains in the development stage. Accumulated deficits and the potential for future deficits in working capital are losses that are expected to continue in to the foreseeable future because the Company's operations are subject to numerous risks that are associated with a development stage company in the mining industry.

                                        7 of 35

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

                                        8 of 35

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

     13. MARKET FOR COMMON STOCK; MARKET FOR SHARES. The Company is currently listed on the OTC Bulletin Board or the "pink sheets", administered by the National Association of Securities Dealers, Inc. ("NASD"): GOCH.OB

     The market and price for shares of the Company's common stock is likely to be extremely volatile. Numerous other factors beyond the Company's control may have significant impact, from time to time, on its common stock, with adverse consequences.

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

                                        9 of 35

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

     17. POTENTIAL FUTURE SALES PURSUANT TO RULE 144. At December 31,2000 there were issued and outstanding approximately 2,130,308 shares of the Company's common stock, of which 1,860,524.00 are "restricted securities," as that term is defined in Rule 144 promulgated under the 1933 Act.

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

                                        10 of 35

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

                   RISK FACTORS RELATED TO COMPANY'S PROPERTY

    18. REALIZATION OF INVESTMENTS IN MINERAL PROPERTIES AND ADDITIONAL CAPITAL NEEDS. The ultimate realization of Gold Chain's investment in mineral properties is dependent upon, among other factors, the success of future property sales, the existence of economically recoverable reserves, the ability of the Company to obtain financing or make other arrangements for development, and upon the profitability of prospective production. There presently exists uncertainty and no assurances regarding the Company's expectation of acquiring sufficient funds to finance its operations for fiscal 2000 and beyond.

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

                                        11 of 35

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

    23. UNCERTAIN CONDITION OF MINE WORKINGS. There are no surface mine shafts or usable headframes on the Company's property. Moreover, the underground workings have been inactive for many years due to the absence of significant exploration, development and production activities on Gold Chain's properties since the 1930's. There are tunnels with portals, however, that could be reconditioned for later use to gain underground access to the workings for renewed development and exploration on the Company's property. Considerable cost would be incurred to recondition shafts, drifts, tunnels, winces and other workings, as well as to re-equip hoisting bases and framework. It is uncertain whether and to what extent the workings themselves, as well as any rehabilitation of them, could expose the Company to environmental and safety concerns. If so, remediating these concerns could require expending an uncertain amount of funds to render the workings safe, acceptable, and environmentally sound.
                                       12 of 35

                          OTHER BUSINESS RISK FACTORS

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

     Management discusses here its present business plans and then projects those plans into 2001.

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

     STRATEGY. The Company's business plan will be directed primarily toward the exploration and development of its Twenty Eight (28) patented mining claims. The mineral interests and rights with respect to these claims represent durable value for exploration, development and mining as Gold Chain owns the real property in fee simple.

                                        13 of 35

     It is possible, although not presently contemplated by Management, that Gold Chain may purchase additional patented mining claims before the end of fiscal 2001. In any event, management has decided that it will NOT purchase any UNPATENTED mining claims because the real property underlying them is not owned outright and the uncertain possession and value of their mineral rights is too dependent upon compliance with costly and time-consuming federal regulations that are subject to unpredictable changes.

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

     Third, worldwide and in the U.S., major ore bodies have been found on property encompassing fewer acres than that which Gold Chain encompasses. Consider, for purposes of comparison only, the El Indio deposit in Peru and the Orphan Mine in Arizona, each approximately 20 acres.

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

     The primary contribution to the Company's planned exploration and development efforts, in Management's opinion, is Gold Chain's extensive library of technical information concerning its properties. This technical library contains geological reports, historical data, maps and other pertinent geological information specific to the area. These reference materials represent an invaluable asset that management believes will be essential to feasibly develop and explore the Company's properties.

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

                                        14 of 35

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

                                        15 of 35


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

     TYPE OF PROPERTY. The Company's twenty-eight patented mining claims are lode claims. ( Such claims contain deposits of minerals, in this case, gold, silver, copper and lead, in solid rock. A placer claim, on the other hand, is a deposit of sand and gravel containing valuable minerals.)

     Located on the slopes of nearby Mammoth Mountain, the surface has a topographic relief of over 800 feet.

     The mining claims lie between two favorable ore trends: the Mammoth ore trend on the west, and the Godiva-Sioux Mountain ore trend on the east. Ore bodies have been developed in this region that have been, and are, particularly rich. For this reason, a number of senior mining companies, such as Kennecott, Exxon Minerals, and Asarco, have carried out limited underground exploration efforts since the 1970's.

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

                                        16 of 35


     For comparative purposes only, and using average metal prices during the week of October 7, 1999 (gold, $315 per oz; silver, $5.30 per oz, copper, $.80 per lb, and lead $.48 per lb), the metal recovered from the mine on Gold Chain's patented claims would have had a total present value of approximately $51,343,000, the equivalent of $266 per ton of ore mined.

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

     FUTURE PLANS FOR EXPLORATION AND DEVELOPMENT WORK. To date, Gold Chain management has NOT applied for exploration permits for work on any of its patented mining claims. However, during 2001 the Company expects to conduct geological mapping, geochemical sampling, and geophysical surveys, and to file applications for permits that would permit exploratory drilling to be carried out during 2001. Gold Chain's management has not yet determined whether the company will actually carry out drilling operations. This will depend on the availability of funds.

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

                                        17 of 35


               TABLE 4.1 -- COMMON STOCK BENEFICIALLY OWNED <F1>

    NAME AND ADDRESS              NO. SHARES     HOW HELD     PERCENT OF CLASS
-----------------------------     ----------    ----------    ----------------
1.  PRINCIPAL SHAREHOLDER(S)
      Mammoth Mining Company         735,524     DIRECTLY       36.76%
          Mammoth, Utah
      Keystone Surveys, Inc.         670,000     DIRECTLY       33.99%  <F2>
          Salt Lake City, Utah
      Spenst Hansen               [1,415,534]  [indirectly]    [70.75%] <F3>
          Mammoth, Utah             35,000     DIRECTLY        1.75%  <F4>

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

3. "NAMED EXECUTIVE OFFICERS"
    (NOT DIRECTORS)     None           n/a         n/a            n/a

4.  ALL DIRECTORS & OFFICERS
    AS A GROUP     4 Persons       1,520,534       Both         76.00% <F8>

     1. For purposes of this table only, in determining beneficial ownership the amount reported for each individual, entity, or group listed above includes all shares that such person or group has the right to acquire within 60 days after December 31, 2001, including all share awards that will vest, and all shares from options, warrants, or rights exercisable during that 60-day period. All shares are owned directly, beneficially and of record, unless otherwise noted.

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

                                        18 of 35

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

     Mr. Hansen has worked on several mining projects in the western United States for more than 30 years, and has been directly involved in all phases of mining exploration, development and production on various mining properties in the State of Utah during that period.

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

                                        19 of 35

     BLANE VAN PLETZEN, M.A. serves as as a Director and Vice President of the Company. He has been principally employed as a Paralegal from 1995 until the present. Mr. van Pletzen has represented a diverse group of clients, specifically mining exploration and development companies, who have retained his services as a Filing Agent and Outside Consultant.

     Mr. van Pletzen received a Master's degree in English Literature and Technical Writing in 1985 from Utah State University, Logan, Utah and a Bachelors degree in English in 1982 from Weber State University (then College), Ogden, Utah.

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

                                        20 of 35

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

     BOARD MEETINGS. Pursuant to Utah law, the Board of Directors conducted all of its business and approved all corporate action during fiscal 2000 by the unanimous consent of all its members, in the absence of formal Board meetings.

    STANDING AUDIT AND COMPENSATION COMMITTEES; NO OTHER COMMITTEES. At the beginning of fiscal 1999, the Board of Directors established Compensation and Audit Committees. At present, the Board does not have a nominating committee, or any other Board committees.

     COMPLIANCE  WITH  SECTION  16(A) OF THE  SECURITIES  EXCHANGE  ACT OF 1934.
Section 16(a) of the Securities and Exchange Act of 1934 requires officers, directors, and persons who own more than ten percent of Registrant's Common Stock to file initial reports of beneficial ownership and to report changes in such ownership with the Commission and the National Association of Securities Dealers. These persons are also required to furnish the Company with copies of all Section 16(a) forms they file. These requirements will commence upon the effective date of this registration statement. Therefore, as of the date of this filing, these persons have not been subject to the requirements of Section 16(a). Nevertheless, Gold Chain has informed these persons of their imminent obligations under Section 16(a). Further, the Company has set up a procedure whereby periodically it will (i) notify these persons of their Section 16(a) obligations; (ii) review the copies of Forms 3, 4, and 5 that these persons furnish to the Company; (iii) request written representations from them that no other transactions were required; and (iv) make a determination that the pertinent officers, directors and principal shareholders have complied with all applicable Section 16(a) requirements during fiscal year 2000.

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

                                        21 of 35

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

     COMPENSATION OF EXECUTIVE OFFICERS. The following table sets forth the compensation paid by Gold Chain during each of the last three fiscal years to its chief executive officer and to the other four most highly compensated officers and executive officers, whose individual total annual salary and bonus exceeded $100,000 for Fiscal 1998 (the "Named Executive Officers"). This information includes the dollar value of base salaries and bonus awards, the number of stock options granted, and certain other compensation, if any.

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

                                        22 of 35

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

     Subsequent to the end of fiscal 1998, the Company entered a business transaction to purchase additional mineral properties. On June 21, 1999, the

                                        23 of 35

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


                                     PART II

Item 1.   MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S
          COMMON EQUITY AND OTHER STOCKHOLDER MATTERS

     Until recently, Gold Chain's common shares have NOT traded on a public stock exchange for approximately 14 years. The Company is quoted on the OTC Bulletin Board or the "pink sheets", which are over-the- counter markets administered by the National Association of Securities Dealers: GOCH.OB. The initial trading price of the Registrant's common shares will be determined by market forces and other trading variables at the time of first trading, and will be set by its market makers. After that time, quoted trading

                                        24 of 35

prices will reflect inter-dealer prices, without retail markup, markdown, or commission. It is likely that such quotations will not necessarily represent actual transactions.

     As of December 31, 2000, there were approximately 391 shareholders of record of Gold Chain's common shares. The Registrant has not paid any dividends on its common shares since its inception and does not anticipate that dividends will be paid at any time in the immediate future.

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

ITEM 3.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE

     SELECTION OF INDEPENDENT PUBLIC ACCOUNTANTS. The Board of Directors have appoimted Andersen, Andersen and Strong as the Company's Certified Public Accounts.
                                       25 of 35

     NO CHANGES OR DISAGREEMENTS. None

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

ITEM 5.   INDEMNIFICATION OF OFFICERS AND DIRECTORS

     Gold Chain's Bylaws authorize it to indemnify, at its election, any director, officer, agent and/or employee as to those liabilities and on those terms and conditions as are specified in the Revised Utah Business Corporation Act. Further, the Company may purchase and maintain insurance on behalf of any such persons whether or not it would have the power to indemnify such person against the liability insured against. Indemnifying and/or insuring its officers and directors from the increasing liabilities and risks their corporate acts and omissions expose them to, could result in substantial expenditures by the Registrant, while preventing any recovery from them for losses incurred by the Registrant as a result of their actions. For that reason, the Securities and Exchange Commission has issued an advisory opinion concluding that indemnification of this type is against public policy as expressed in the 1933 Act, as amended, and, therefore, is unenforceable with respect to any claim, issue, question, or matter of liability touched upon by anything within the purview of the federal securities laws and regulations.

                                       26 of 35



                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following Financial Statements and Report of Independent Public Accountants are filed as with this Registration Statement:




                                    PART III

ITEM 1. INDEX TO EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K

        None

ITEM 2. DESCRIPTION OF EXHIBITS

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

                THE GOLD CHAIN MINING COMPANY, Registrant

                           /s/ Spenst Hansen

                   ---------------------------------
                   By:     Spenst Hansen, President
                   Its:    CHIEF EXECUTIVE OFFICER
                   Dated:  April 11, 2001


                                        28 of 35

ANDERSEN ANDERSEN & STRONG, L.C.
--------------------------------
Certified Public Accountants and Business Consultants
Member SEC Practice Section of the AICPA


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
The Gold Chain Mining Company
Salt Lake City, Utah

     We have audited the accompanying balance sheet of The Gold Chain Mining Company (a development stage company) at December 2000 and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2000 and 1999 and the period August 19, 1907 (date of inception) to Decmber 31, 200.. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Gold Chain Mining Company December 31, 2000 and 1999 and the period August 19, 1907 (date of inception) to December 31, 2000, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have the necessary working capital to service its debt and for any future planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in note %. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Salt Lake City, Utah
April 16, 2001                  /s/ Andersen andersen and Strong.
                                --------------------------------
                                ANDERSEN ANDERSEN AND STRONG.





                                        29 of 35

                          THE GOLD CHAIN MINING COMPANY
                           (Development Stage Company)
                                  BALANCE SHEET
                               December 31, 2000
--------------------------------------------------------------------------------


ASSETS
  CURRENT ASSETS
     Cash                                         $        95
                                                  -------------
       Total Current Assets                                95
                                                  -------------
  PATENTED MINING CLAIMS -Note 3                            -
                                                  -------------
                                                  $        95
                                                  =============

LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES
     Accounts payable                                     2,500
     Accounts payable - related parties                  22,840
                                                  _____________
       Total Current Liabilities                         25,340
                                                  -------------
  STOCKHOLDERS' EQUITY (DEFICIT)
    Common stock
      10,000,000 shares authorized, at $.01 par
      value; 2,352,975 shares issued and outstanding     23,530
    Capital in excess of par value                      349,025
    Deficit accumulated during development stage      (397,800)
                                                  -------------

       TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY (DEFICIT)            $      25,245
                                                  =============

              The accompanying notes are an integral part of these
                             financial statements.



                                       30 of 35

                          THE GOLD CHAIN MINING COMPANY
                           (Development Stage Company)
          For the Years Ended December 31, 2000 and 1999 and the Period
            August 19, 1907 (Date of Inception) to December 31, 2000
--------------------------------------------------------------------------------


                                                        AUG 19, 1907
                               DEC 31       DEC 31       TO
                                2000         1999        1998
                              ----------  ----------  ----------

REVENUES                      $    -      $    -      $    -

EXPENSES                         25,122     80,610      397,800

NET LOSS                      $(25,122)   $(80,610)   $(397,800)




NET LOSS PER COMMON
  SHARE

  Basic                       $ (.01)     $ (.05)
                              ----------  ----------
AVERAGE OUTSTANDING
SHARES                        2,130,308   1,615,475
                              ----------  ----------

              The accompanying notes are an integral part of these
                             financial statements.



                                        31 of 35

                          THE GOLD CHAIN MINING COMPANY

                           (Development Stage Company)

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   Period August 19, 1907 (Date of Inception)
                              to December 31, 2000
--------------------------------------------------------------------------------



                                 Common Stock        Capital in
                            -----------------------  Excess  of   Accumulated
                               Shares      Amount    Par  Value   Deficit
                            -----------  ----------  ----------   -----------
Balance August 19, 1907     $    -        $   -      $    -       $     -
(date of Inception)

Issuance of common stock
for cash at $.23             1,227,975      12,280     270,319          -

Net operating loss for the
year ended December 31, 1995     -            -           -         (233,865)

Net operating loss for the
year ended December 31, 1996     -            -           -          (48,834)

Contributions to capital -
expenses                         -            -            106          -

Net operating loss for the
year ended December 31, 1997     -            -           -             (106)

Contributions to capital -
expense                          -            -            100          -

Net operating loss for the
year ended December 31, 1998     -            -           -           (9,259)
                             ---------     ---------     ---------    --------
Balance December 31, 1998   1,227,975       12,280        270,525    (292,064)
Issuance of common stock
at $.10                       175,000        1,750         15,750       -

Issuance of common stock
for mining claims at $.10     600,000        6,000         54,000

Net operating loss for the
year ended December 31, 1999     -             -          -           (80,614)
                             ---------     ---------     ---------    --------

Balance December 31, 1999   2,002,975       20,030        340,275    (372,678)
Issuance of common stock
for services and expenses
at $.035 - June 30, 2000      250,000        2,500          6,250       -

Issuance of common stock for
cash at $.035 - November 14,
2000                          100,000        1,000          2,500       -

Net operating loss for the
year December 31, 2000           -             -            -          (25,122)
                              ---------     ---------     ---------    --------

Balance December 31, 2000    2,325,975      $23,530       $349,025     $397,800)
                             ==========     =========     =========    ========




   The accompanying notes are an integral part of these financial statements.



                                        32 of 35







                          THE GOLD CHAIN MINING COMPANY
                           (Development Stage Company)
                            STATEMENTS OF CASH FLOWS
             For the Years Ended December 31,2000 and 1999 and the
        Period August 19, 1907 (Date of Inception) to December 31, 2000
--------------------------------------------------------------------------------

                                                     AUG 19, 1907
                                                     TO
                            DEC 31       DEC 31      DEC 31, 2000
                            ----------   ---------   -----------
CASH FLOWS FROM
OPERATING ACTIVITIES
  Net Loss                  $(25,122)    $(80,614)   $(397,800)

  Adjustments to reconcile
  net loss to net cash
  provided by operating
  activities                     -            -            -

  Changes in accounts
  payable                     12,871        3,210        25,340

  Issuance of common stock
  and contributions to
  capital - expenses           8,750       17,500        26,456

  Valuation adjustment of
  mining claims                  -         60,000        60,000

  Net Cash Increase
  (Decrease)in operations     (3,501)          96      (286,004)

CASH FLOWS FROM
INVESTING ACTIVITIES             -             -            -
                              ----------   ---------   -----------

CASH FLOWS FROM
FINANCING ACTIVITIES

  Proceeds from issuance
of common stock                3,500           -        286,099
                              ----------   ---------   -----------

Net Increase (Decrease)
in cash                           (1)           96           95

Cash at Beginning of
Period                            96           -             -
                              ----------   ---------   -----------

Cash at end of Period         $   95       $    96     $     95

NON CASH FLOWS FROM
OPERATING ACTIVITIES

Issuance of common capital
stock for mining claims -
1999                                        $60,000
                                            ---------
Issuance of common capital
stock for services and
expenses - 2000               $8,750
                              ----------

              The accompanying notes are an integral part of these
                             financial statements.

                                        33 of 35









                          THE GOLD CHAIN MINING COMPANY

                          NOTES TO FINANCIAL STATEMENTS
-----------------------------------------------------------------------------



     1. ORGANIZATION

     The Company was incorporated under the laws of the State of Utah on August 19, 1907. There has been changes in the authorized common capital stock and the par value since its organization resulting in the present authorized common stock of 10,000,000 shares at $.01 par value. The report has been prepared showing a par value of $.01 from inception.

     The Company has been engaged in the activity of exploring and developing mining properties and has established proven minable ore reserves on its patented mining claims however full production of the claims has not been started and therefore the Company is considered to be in the developmental stage since its inception. The Company became inactive after 1995.

     2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Accounting Methods

     The Company recognizes income and expenses based on the accrual method of accounting.

     Dividend Policy

     The Company has not adopted a policy regarding payment of dividends.

     Amortization of Capitalized Mineral Claim Costs

     Costs of acquisition, exploration, carrying, and retaining unproven properties are expensed as incurred. Costs incurred in proving and developing a property ready for production are capitalized and amortized over the life of the mineral deposit or over a shorter period if the property is shown to have an impairment in value.

     Income Taxes

     At December 31, 2000, the Company had a net operating loss carry forward of $397,800. The tax benefit of $119,340 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The net operating loss will expire starting in 2001 through 2022.

     Basic and Diluted Net Income (Loss) Per Share

     Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income
(loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of the preferred share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.


                                       34 of 35


                          THE GOLD CHAIN MINING COMPANY
                    NOTES TO FINANCIAL STATEMENTS (Continued)



     2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     Environmental Requirements

     At the report date environmental requirements related to the mining claims acquired (note 3) are unknown and therefore an estimate of any future cost cannot be made.

     Financial Instruments

     The carrying amounts of financial instruments, including cash and accounts payable, are considered by management to be their estimated fair values.

     Estimates and Assumptions

     Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

     Comprehensive Income

     The Company adopted Statement of Financial Accounting Standards No. 130. The adoption of this standard had no impact on the total stockholder's equity.

     Recent Accounting Pronouncements

     The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

     3. PATENTED MINING CLAIMS

     The Company owns 29 patented mining claims covering 151 acres located in the Tintic Mining District, Juab County, Utah.

     The Company has established the existence of a commercially mineable ore deposit however full production has not been started and the Company became inactive after 1995. No value is recognized for the claims.

     4. RELATED PARTY TRANSACTIONS

     Related parties have acquired 68% of the outstanding common capital stock of the Company. Other related party transactions are shown in the accounts payable in the balance sheet.


                                       35 of 35

                          THE GOLD CHAIN MINING COMPANY
                    NOTES TO FINANCIAL STATEMENTS (Continued)



     5. GOING CONCERN

     The Company will need additional working capital to service its debt and to be successful in its planned activity.

     Continuation of the Company as a going concern is dependent upon obtaining additional working capital for any future planned activity and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, and long term financing, which will enable the Company to operate for the coming year.



                          (End of Financial Statements)