Form 10-Q/A
period 2001-03-31
GOLD CHAIN MINING CO
filed 2001-08-15
CIK 42050

SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549 FORM 10-QSB/A (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) For the quarterly period ended March 31st, 2001 ( ) TRANSITION REPORT PERSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) For the transition period from to Commission File Number: 1-1767 --------- THE GOLD CHAIN MINING COMPANY, INC. (Exact name of Registrant as specified in charter) UTAH 87-0267213 (State or other jurisdiction of incorporation) (I.R.S. EMPLOYER ID NO.) 44 West Broadway Suite 704 Salt Lake City UT 84101 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) 84101 (ZIP CODE) (801) 355-6044 (REGISTRANT'S TELEPHONE NUMBER) Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [x] No [ ] (2) Yes [x] No [ ] APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date Class Outstanding as of March 31st, 2001 ------- ---------------------------------- Common stock, $0.001 2,352,975 Name of Exchange on which registered ------------------------------------ OTCBB: GOCH PART 1 - FINANCIAL INFORMATION [GRAPHIC OMITTED] ITEM 1. FINANCIAL STATEMENTS [GRAPHIC OMITTED] The accompanying sheets of Gold Chain Mining Company, Inc. (development stage company at March 31 2001 and December 31 2000, and the related statements of opertions for the three months ended March 31 2001 and 2000 and the period August 19, 1907 to March 31, 2001, the statement of cash flows for the three months ended March 31 2001 and 2000 and the period August 19, 1907 to March 31, 2001, have been prepared by the Company's management. They do not include all information and notes to the financial statments necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholder's equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended March 31, 2001, are not necessarily indicitive of the results that can be expected for the year ending December 31, 2001. THE GOLD CHAIN MINING COMPANY, INC. (Development Stage Company) BALANCE SHEETS March 31, 2001, and December 31, 2000 ------------------------------------- MAR 31 DEC 31 2001 2000 ------ ------ ASSETS CURRENT ASSETS Cash $ - $ 95 ------ ------ Total Current Assets $ - $ 95 ====== ====== LIABILITIES AND STOCKHOLDER'S EQUITY CURRENT LIABILITIES Accounts Payable $ 22,840 $22,840 Related Parties Accounts Payable $ 2,500 $ 2,500 ------ ------ Total Current Liabilities $25,340 $25,340 ====== ====== STOCKHOLDERS' EQUITY Common Stock 100,000,000 shares authorized at $0.01 par value; 2,352,975 shares issued and outstanding 23,530 23,530 Capital in excess of par value 349,025 349,025 Deficit accumulated during the (397,895) (397,800) Development Stage --------- --------- Total Stockholders' Equity (deficiency) (25,340) (25,245) --------- -------- - 95 ========= ======== The accompanying notes are an integral part of these financial statements THE GOLD CHAIN MINING COMPANY ,INC. (Development Stage Company) STATEMENTS OF OPERATIONS For the Three Months Ended March 31,2001 and December 31, 2000 and the Period August 19, 1907 (Date of Inception) toMarch 31, 2001 ---------------------------------------------------------------- MAR 31 DEC 31 AUG 19, 1907 (Date of Inception) 2001 2000 to MAR 31, 2001 ------ ------ -------------------------------- REVENUES $95 $ - $ - EXPENSES $ - $ - $(397,895) ------ ------ --------- NET LOSS $(95) $ - $(397,895) ------ ------ --------- NET LOSS PER COMMON SHARE Basic $ - $ - ------ ------ AVERAGE OUTSTANDING SHARES Basic 2,352,975 2,130,308 ------- ------- The accompanying notes are an integral part of these financial statements THE GOLD CHAIN MINING COMPANY, INC. (Development Stage Company) STATEMENTS OF CASH FLOWS For the Three Months Ended March 31, 2001 and December 2000 and the Period August 19, 1907 (Date of Inception) to March 31, 2001 ---------------------------------------------------------------- MAR 31 DEC 31 AUG 19, 1907 (Date of Inception) 2001 2000 to MAR 31, 2001 ------ ------ -------------------------------- OPERATING ACTIVITIES Net Loss $95 $ - $(397,895) Change in $ - 25,340 Accounts Payable Issuance of Common Stock and contri- butions to capital expenses 26,456 ------ ------ ------------ Valuation adj. $(95) 60,000 Mining Claims Net cash $ - $ - $(286,099) increase (decrease) in operations CASH FLOWS: INVESTING ACTIVITIES $ - $ - $ - ------ ------ ------------ CASH FLOWS: FINANCING ACTIVITIES Common stock $ - $ - $ 286,099 ------ ------ ------------ Net Increase (Decrease) in Cash $95 $ - $ - ------ ------ ------ Cash: Period Begin $(95) ------ Cash: Period End $ - $ - $ - ====== ====== ====== The accompanying notes are an integral part of these financial statements THE GOLD CHAIN MINING COMPANY, INC. (Development Stage Company) NOTES TO FINANCIAL STATEMENTS [GRAPHIC OMITTED] 1. ORGANIZATION The Company was incorporated under the laws of the State of Utah on August 19, 1907. There has been changes in the authorized common capital stock and the par value since its organization resulting in the present authorized common stock of 10,000,000 shares at $.01 par value. The report has been prepared showing a par value of $.01 from inception. The Company has been engaged in the activity of exploring and developing mining properties and has established proven minable ore reserves on its patented mining claims, however full production of the claims has not been started and therefore the Company is considered to be in the developmental stage since its inception. The Company became inactive after 1995. 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES Accounting Methods - ------------------ The Company recognizes income and expenses based on the accrual method of accounting. Dividend Policy - ------------------ The Company has not yet adopted a policy regarding payment of dividends. Income Taxes - ------------------ At March 31, 2000,the Company had a net operating loss carry forward of $397,895. The tax benefit of $119,368 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The net operating loss will expire starting in 2001 through 2022. Basic and Diluted Net Income (Loss) Per Share - --------------------------------------------- Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of the preferred share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report. Comprehensive Income - ------------------ The Company adopted Statement of Financial Accounting Standards No. 130. The adoption of this standard had no impact on the stockholder's equity. Recent Accounting Pronouncements -------------------------------- The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements. Financial Instruments --------------------- The carrying amounts of financial instruments are considered by management to be their estimated fair values. These values are not necessarily indicitive of the amounts that the Company could realize in a current market exchange. THE GOLD CHAIN MINING COMPANY, INC. ( A Development Stage Company) NOTES TO FINANCIAL STATEMENTS (CONTINUED) ------------------------------------------- 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued) Estimates and Assumptions --------------------------- Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements. 3. RELATED PARTY TRANSACTIONS Ralated parties own 68% of the outstanding common capital stock of the Company. 4. GOING CONCERN The Company will need additional working capital to be successful in its planned operations. Continuation of the Company as a going concern is dependent upon obtaining sufficient working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through equity funding, and long term financing, which will enable the Company to operate in the coming year. ITEM 2. PLAN OF OPERATIONS -------------------------- The Company's management intends to acquire interests in various business opportunities which, in the opinion of management, will provide a profit to the Company but does not have the working capital to be successful in this effort. Continuation of the Company as a going concern is dependent upon obtaining the working capital for its planned activity and the management of the Company has developed a strategy, which they believe can obtain the needed working capital through additional equity funding and long term debt which will enable the Company to pursue its objective. Liquidity and Capital Resources ------------------------------- The Company will need additional working capital to finance its planned activity. Results of Operations --------------------- The Company has had no operations during this reporting period. PART 2 - SIGNATURES ------------------- Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. THE GOLD CHAIN MINING COMPANY, INC. (REGISTRANT) /s/ Spenst Hansen BY: ---------------- SPENST HANSEN, ITS PRESIDENT DATED: 11TH DAY OF MAY, 2001