Form 10QSB
period 2001-09-30
GOLD CHAIN MINING CO
filed 2001-12-17
CIK 42050

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) For the quarterly period ended September 30, 2001
( ) TRANSITION REPORT PERSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) For the transition period from to
Commission File Number: 1-1767
GLOBAL DECS CORP. (Formerly GOLD CHAIN MINING COMPANY)
(Exact name of Registrant as specified in charter)

UTAH (State or other jurisdiction of incorporation)
87-0267213 (I.R.S. EMPLOYER ID NO.)
455 East 400 South, Suite 40, Salt Lake City, UT 84111 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)
(801) 521-6393
(REGISTRANT'S TELEPHONE NUMBER)

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1) Yes [x] No [ ]
(2) Yes [x] No [ ]
APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date
Class Outstanding as of November 30, 2001
Common stock, $0.001 62,640,225
Name of Exchange on which registered
OTCBB: GDEC
FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB, Financial Statements and Notes to Financial Statements contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. All statements made in this Report or in the Current Report on Form 8-K incorporated by reference (the Reports) that are not statements of historical fact are forward-looking statements. Forward-looking statements can generally be identified by the use of forward-looking terminology such as "may", "will", "expect", "contend", "estimate", "anticipate", "believe" or similar terminology. Forward-looking statements made in these Reports include discussions about the asset purchase agreement and transaction; the future potential for development and commercialization of those assets and the related technology; and the anticipation that the described transactions will be successfully closed.
We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of the respective Reports. Important factors could cause actual results to differ from those expressed in the forward-looking statements, including the failure of the Company or others to satisfy the various conditions to closing the agreements and completing the transactions.
PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
The accompanying unaudited financial statements (contained after the signature section at the end of this Report) pertain to Global DECS Corp. (the "Company"), a development stage company formerly known as The Gold Chain Mining Company (see Note 1, Notes to Financial Statements, below), for the periods ended September 30, 2001 and December 31, 2000 and for the three and nine months ended September 30, 2001, and the period August 19, 1907 (Date of Inception) to September 30, 2001.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
Results of Operation
The accompanying financial statements have been prepared by Company management. They do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholder's equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.
Discussion and Analysis of Financial Condition
Operating results for the quarter ended September 30, 2001 ("2001 3d Quarter"), are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.
The Company changed its authorized capitalization, during the 2001 3d Quarter from $0.01 to $0.001. Accordingly, the financial statements were prepared using the adjusted par value of $0.001, resulting in several internally consistent changes from earlier quarterly reports and the Company's Annual Report on Form 10-KSB for fiscal 2000. See Note 1 to the Financial Statements, below.
During the 2001 3d Quarter, the Company intended to acquire the securities of another company as part of a plan of reorganization, see Note 1 to the Financial Statements, below. The book value of those securities was stated to be $5,731,950. However, the Company did not consummate the acquisition. The Company had caused to be issued 17,195,850 shares to complete this transaction, and held them in escrow. When the transaction was later rescinded, the shares were cancelled and returned to treasury.
As part of the intended reorganization, the Company exchanged all interest in 29 patented mining claims to a related party in satisfaction of the Company's debt to that party. Thus, the accounts payable to related parties decreased to $0 from $24,405, the amount recorded for the quarter ended June 30, 2001. See Note 5 to the Financial Statements, below. Also, the Company's accounts payable (general) increased from $2,500 last quarter, to $34,510 for the 2001 3d Quarter, primarily due to additional general and administrative expense.
During the 2001 3d Quarter, the Company issued 900,000 shares of common stock registered under its Form S-8. They were issued to a consultant in lieu of other compensation. No other shares were issued and delivered during the 2001 3d Quarter. See also Note 1 to the Financial Statements. GLOBAL DECS CORP. (Development Stage Company) BALANCE SHEETS September 30, 2001, and December 31, 2000 SEP 30 DEC 31 2001 2000 ---------- ------ ASSETS CURRENT ASSETS Cash $ 98 $ 95 ---------- ------ Total Current Assets $ 98 $ 95 ---------- ------ PATENTED MINING CLAIMS - Note 4 - - ---------- ------ TOTAL ASSETS $ 98 $ 95 ========== ====== LIABILITIES AND STOCKHOLDERS' EQUITY CURRENT LIABILITIES Accounts Payable - Trade $ 34,510 $ 2,500 Accounts Payable - Related Parties - Note 5 - 22,840 ---------- ------- Total Current Liabilities $ 34,510 $25,340 ========== ======= STOCKHOLDERS' EQUITY Common Stock, 100,000,000 shares authorized, $0.001 par value; 3,252,975, and 2,352,975 shares issued and outstanding, respectively, Adj. to current par value - Note 1 3,253 2,353 Capital in excess of par value 370,202 370,202 Deficit accumulated during the (407,867) (397,800) Development Stage ----------- --------- Total Stockholders' Equity (deficiency) (34,412) (25,245) ----------- -------- TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $ 98 $ 95 =========== ======== The accompanying notes are an integral part of these financial statements GLOBAL DECS CORP. (Development Stage Company) STATEMENTS OF OPERATIONS For the Three and the Nine Months Ended September 30, 2001 and 2000, and the Period August 19, 1907 (Date of Inception) to September 30, 2001 Three Months Nine Months SEP 30 SEP 30 SEP 30 SEP 30 AUG 19, 1907 2001 2000 2001 2000 to SEP 30, 2001 REVENUES $ - $ - $ - $ - $ - EXPENSES 8,545 - 10,067 $ - 407,867 -------- ------ --------- NET LOSS $(8,545) $ - $(10,067) $ - $(407,867) ======== ====== ========= ====== ========== NET LOSS PER COMMON SHARE Basic $ - $ - $ - $ - -------- ------ --------- ------ AVERAGE OUTSTANDING SHARES Basic (stated 3,253 2,003 3,253 2,003 in 1000's) -------- ------ -------- ------ The accompanying notes are an integral part of these financial statements GLOBAL DECS CORP. (Development Stage Company) STATEMENTS OF CASH FLOWS For the Nine Months Ended September 30, 2001 and 2000, and the Period August 19, 1907 (Date of Inception) to September 30, 2001 SEP 30 SEP 30 AUG 19, 1907 (Date of Inception) 2001 2000 to SEP 30, 2001 OPERATING ACTIVITIES Net Loss $ (10,067) $ - $(407,867) Adjustments to reconcile net loss to net cash provided by operating expenses Change in $ 9,170 - 34,510 Accounts Payable Valuation adj claims 60,000 Issuance of Common Stock and contri- butions to capital expenses 900 27,356 -------- ------ ------------ Valuation adj. $ 3 - 286,001 Mining Claims Net cash $ - $ - $ - increase (decrease) in operations CASH FLOWS: INVESTING ACTIVITIES $ - $ - $ - -------- ------ ------------ CASH FLOWS: FINANCING ACTIVITIES Proceeds from Common stock $ - $ - $ 286,099 -------- ------ ------------ Net Increase (Decrease) in Cash $ 3 $ - $ 98 -------- ------ ------------ Cash: Period Begin $ 95 - - -------- ------ ------------ Cash: Period End $ 98 $ - $ 98 ======== ====== ============ The accompanying notes are an integral part of these financial statements
GLOBAL DECS CORP. (Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
1. ORGANIZATION Global DECS Corp. (the "Company"), formerly known as "The Gold Chain Mining Company," was incorporated under the laws of the State of Utah on August 19, 1907. There have been changes in the authorized common capital stock and the par value since its organization. On June 29, 2001, the Company authorized an increase in the total amount of authorized common stock to one hundred million (100,000,000) shares, and a change in the par value to $.001 per share. This report has been prepared showing a par value of $.001 from inception. On September 28, 2001, The Gold Chain Mining Company filed with the State of Utah Articles of Amendment to its Articles of Incorporation changing its name to "Global DECS Corp." The Company also obtained a new Cusip number and changed its trading symbol from otcbb:GOCH to otcbb:GDEC. The Company had been engaged in the activity of exploring and developing mining properties from date of inception until recently. It has had established proven minable ore reserves on its patented mining claims. However, full production of the claims was not started and, therefore, the Company was considered to be in the developmental stage since its inception. The Company was inactive for many years during the late 1930's to mid-1990's, and from 1995 until recently. On June 29, 2001, the Company entered into a Plan and Agreement of Reorganization (the "Plan") by share exchange with Emission Controls Corp., a Colorado corporation ("ECC"). Consequently, the former Board of Directors resigned after appointing Mr. Williard Wiens, Mr. Jim Mitchell, and Mr. Murray Johns as directors and officers of the Company. As part of the Plan, ECC was to acquire control of the Company by purchasing the Company's controlling stockholders' control shares for cash and securities, and it was intended that the Company receive 100% of ECC's common shares. The Company preliminarily issued 17,195,850 capital shares of common stock for the transaction, which were held in escrow pending completion of the reorganization. Subsequent to the quarter end, the Company determined it necessary to rescind the Plan and Agreement of Reorganization with ECC. On October 24, 2001, the Company cancelled the issuance of the 17,195,850 shares. See Note 6, Subsequent Events, below, for disclosure of material transactions following the rescission. 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES Accounting Methods: The Company recognizes income and expenses based on the accrual method of accounting. Dividend Policy: The Company has not yet adopted a policy re: dividend payments. Amortization of Capitalized Mineral Claim Costs: Costs of acquisition, exploration, carrying, and retaining unproven properties are expensed as incurred. Costs incurred in proving and developing a property ready for production are capitalized and amortized over the life of the mineral deposit or over a shorter period if the property is shown to have an impairment value.
GLOBAL DECS CORP. (Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Income Taxes: At September 30, 2001, the Company had a net operating loss carry-forward of $407,867. The tax benefit of $128,338 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The net operating loss will expire starting in 2001 through 2022.
Basic and Diluted Net Income (Loss) Per Share: Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of the preferred share rights unless the exercise becomes anti-dilutive and then only the basic per share amounts are shown in the report.
Environmental Requirements: At the report date, environmental requirements related to the mining claims acquired (note 4) are unknown and, therefore, an estimate of any future cost cannot be made.
Financial Instruments: The carrying amounts of financial instruments are considered by management to be their estimated fair values.
Estimates and Assumptions: Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.
Comprehensive Income: The Company adopted Statement of Financial Accounting Standards No. 130. The adoption of this standard has had no impact on the stockholders' equity.
Recent Accounting Pronouncements: The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.
3. GOING CONCERN
The Company will need additional working capital to be successful in its planned operations. Continuation of the Company as a going concern is dependent upon obtaining sufficient working capital and the management of the Company has developed a business strategy, which it believes will accomplish this objective through business combinations, equity funding, and long term financing, which will enable the Company to operate in the coming year.
4. PATENTED MINING CLAIMS
On June 29, 2001, as part of the exchange required by the intended Plan and Agreement of Reorganization, the Company transferred ownership of its 29 patented mining claims to a former controlling shareholder and related party, in exchange for the full cancellation of the Company's accounts payable to that related party. These claims covered 151 acres in the Tintic Mining District, Juab County, Utah. The Company and its predecessors in interest had established the existence of a commercially minable ore deposit; however, full production had not been started and all mining activities were inactive after 1995. No value was recognized for the claims.
GLOBAL DECS CORP. (Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)

5. RELATED PARTY TRANSACTIONS
During the 2001 3d Quarter, the Company satisfied its accounts payable to a related party, of $24,405, by quitclaiming all of its interest in and to the 29 patented mining claims referred to in Note 4 above. Subsequent to the quarter end, related parties to the transaction referred to in Note 6, below, have acquired approximately 93.4% of the outstanding common capital stock of the Company.
6. SUBSEQUENT EVENTS
On October 29, 2001, the Company amended its Registration Statement on Form S-8, originally filed June 8, 2001, by filing Post-Effective Amendment No. 1. The amendment authorized the issuance of 5,000,000 shares in addition to the 1,500,000 shares previously authorized in the original S-8 registration. Since the date of Post-Effective Amendment No. 1 and to the date of this filing, the Company has issued 2,870,000 shares under its Registration Statement on Form S-8.
On November 2, 2001, Mr. Wiens, Mr. Mitchell and Mr. Johns resigned their respective positions as officers and directors of the Company, following the appointment of Mr. Malcolm J. Gold as Chairman and a director; Mr. Johann A. De Villiers as President, Chief Executive Officer and a director; and Mr. Eugene L. Brill as Secretary, Chief Financial Officer and a director.
On November 7, 2001, the Company signed an assignment agreement with a foreign investment company to acquire all rights, title and interest in and to an asset purchase agreement with a medical technology company. That med-tech company is a development stage biopharmaceutical technology company focused on the commercial development, marketing, and distribution of products created from two biomedical breakthroughs. Its purpose is to develop and globally distribute those and other medical products commercially. The asset purchase agreement acknowledges that the med-tech company is an undercapitalized company that does not have the necessary capital resources that would be required to fully implement their business plan.
On November 20, 2001, the Company filed a Report of Current Event on Form 8-K that reported the Company's completion of the assignment agreement and progress toward completing the asset purchase agreement. That Form 8-K is incorporated herein by reference. It contains a copy of the unabridged press release the Company issued concerning this event.
On November 26, 2001, Mr. Johann A. De Villiers resigned as President, Chief Executive Officer and a director of the Company; and Mr. Eugene L. Brill resigned as Secretary, Chief Financial Officer and a director of the Company. In relevant part, the assignment agreement requires the exchange of fifty-five million (55,000,000) restricted common shares of the Company's stock (the Shares), newly issued fully paid and non-assessable, for the irrevocable assignment to the Company of all right, title and interest in and to the med-tech asset purchase contract.
The completion of the assignment agreement will result in the Company's acquisition of patent and patent rights for a Therapeutic AIDS Vaccine that stimulates the human immune system; patent and patent rights for a transdermal patch technology for large molecule drugs, for future development and commercialization; and a product marketed under the name of "Generations3", which utilizes the transdermal delivery system to introduce collagen and elastin through the skin in a cream compound in order to assist in reversing the effects of the aging process, specifically removing wrinkles and sagging skin. It will also result in control of the Company shifting to the assignor and to the med-tech company's stockholders. Collectively, they will own substantially all of the Company's then outstanding common stock and will control its board of directors.
GLOBAL DECS CORP. (Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)

6. SUBSEQUENT EVENTS (Continued)
There is no material relationship between the Company and its subsidiaries or affiliates, on the one hand, and the assignor or med-tech company or either of their affiliates on the other.
One of the significant conditions to the Company's obligation to close the asset purchase agreement includes it paying to the med-tech company either $49,900,000 in cash, which is the balance of the $50,000,000 purchase price for the med-tech company's assets, or in the alternative, the Company may elect to pay only $1,150,000 in cash, assume the liability to make a rescission offer or settlement agreement with all creditors and stockholders of the med-tech company who previously purchased its common shares pursuant to two private placements totaling $15,000,000, and issue $30,000,000 in restricted shares of the Company's common stock to them, based on the bid price on the closing date of the asset purchase.
PART 2 - SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
GLOBAL DECS CORP.
(REGISTRANT)
/s/ Malcolm J. Gold BY: _______________________________ MALCOLM J. GOLD, ITS PRESIDENT
DATED: 13TH DAY OF DECEMBER, 2001
ANDERSEN ANDERSEN [and] STRONG, L.C. Certified Public and Business Consultants Member SEC Practice Section of AICPA
941 East 3300 South, Suite 202 Salt Lake City, Utah 84106
Telephone 801 486-0096 Fax 801 486-0098
REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
The Board of Directors Global DECS Corp.
We have reviewed the balance sheet of the above Company as of September 30, 2001 and December 31, 2000, and the related statements of operations and the statement of cash flows for the three and nine months ended September 30, 2001. These financial statements are the responsibility of the company's management.
We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.
/s/ Andersen Andersen and Strong -------------------------------- ANDERSEN ANDERSEN AND STRONG
Salt Lake City, Utah December 13, 2001