Form 10QSB/A
period 2001-09-30
GOLD CHAIN MINING CO
filed 2001-12-18
CIK 42050

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

Common stock, $0.001 62,640,225

Name of Exchange on which registered

OTCBB: GDEC
NOTE TO THE READER

This amended Quarterly Report on Form 10-QSB/A is being filed to correct HTML formatting errors only. The actual contents of the document have not changed from the previous Form 10-QSB filed on December 17, 2001.
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
/s/ Malcolm J. Gold BY: _______________________________ MALCOLM J. GOLD, ITS PRESIDENT
DATED: 13TH DAY OF DECEMBER, 2001
ANDERSEN ANDERSEN [and] STRONG, L.C.
Certified Public and Business Consultants
Member SEC Practice Section of AICPA
941 East 3300 South, Suite 202
Salt Lake City, Utah 84106
Telephone 801 486-0096, Fax 801 486-0098
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