Form 10KSB
period 2001-12-31
GOLD CHAIN MINING CO
filed 2002-09-13
CIK 42050

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2001

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to

                         Commission File Number: 1-1767

                                GLOBAL DECS CORP.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

         Utah                                                87-0267213
 ----------------------                             ---------------------------
(State of Incorporation)                           (I.R.S. Employer I.D. Number)

              3300 Inverrary Blvd., Suite E, Lauderhill, Florida     33319
                     --------------------------------------         --------
                    (Address of Principal executive offices)       (Zip Code)

                    Issuer's telephone number (954) 714-1040

      Securities registered under Section 12 (b) of the Exchange Act: None

         Securities registered under Section 12 (g) of the Exchange Act:

                     Shares of Common Stock, par value $.002
                                 --------------
                                (Title of class)

     The issuer has (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or such shorter period as the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 day: Yes     No  X
                                                 -----  -----

     Disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ X ]

     Revenues from continuing operations for the year ended December 31, 2001 were $-0-.

     The aggregate market value of voting common stock held by non affiliates was $-0- on March 15, 2002, based on the price at which the stock was sold or the average bid and ask price of such stock on that day. As of March 15, 2002, 80,836,075 shares of the issuer's common stock, par value $.001, were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:
     None.

            Transitional Small Business Disclosure Format: Yes     No  X  .
                                                              -----  -----

                                GLOBAL DECS CORP.
                                TABLE OF CONTENTS
                            FORM 10-KSB ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 2001


Item                                                                       Page
----                                                                       ----

PART I

1.       Description of Business                                            1

2.       Description of Property                                            7

3.       Legal Proceedings                                                  8

4.       Submission of Matters to a Vote of Security Holders                8

PART II

5.       Market for Common Equity and Related
                  Stockholder Matters                                       8

6.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       8

7.       Financial Statements                                               9

8.       Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure                                  20

PART III

9.       Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16 (a) of the Exchange Act        20

10.      Executive Compensation                                             22

11.      Security Ownership of Certain Beneficial Owners and Management     23

12.      Certain Relationships and Related Transactions                     23

13.      Exhibits and Reports on Form 8-K                                   25

14.      Signatures                                                         26

15.      Certifications                                                     27

                                     PART I
                                     ------

ITEM 1.  DESCRIPTION OF BUSINESS.

The Company -

     The Company was incorporated under the laws of the State of Utah on August 19, 1907 as The Gold Chain Mining Company. On September 28, 2001 the Company changed its name to Global DECS Corp. The Company began as a mineral resource company, whose common stock reported to and was listed on the Intermountain Stock Exchange from 1908 until that exchange closed in 1985. Following the passage of the Securities Act of 1933, as amended (the "1933 Act"), and the Securities Exchange Act of 1934, as amended (the "1934 Act"), the Company also was a reporting company to the SEC under the 1934 Act. The Company is currently listed with the National Quotation Bureau under the trading symbol GDEC.PK, however, there has been no trading in the stock.

     Production on the mining and mineral interests acquired by the Company over the years never commenced and the Company has therefore been considered in the developmental stage. The Company's principal activities have consisted of planning, establishing sources of production and supply, developing markets and raising capital.

     In June, 2001, the Company entered into a Plan and Agreement of Reorganization with Emission Controls Corp. ("ECC") pursuant to which, ECC was to acquire control of the Company through purchasing control shares for cash and securities. The Company issued into escrow 17,195,850 shares of its common stock as a part of the plan of reorganization. The plan was subsequently rescinded in October, 2001. The 17,195,850 shares remain outstanding and are still held in escrow.

     In November, 2001, the Company signed an assignment agreement with a foreign investment company to acquire certain assets of a medical technology company intending to develop and market certain medical products. On November 20, 2001 the Company filed a Form 8-K to report the asset purchase agreement. The agreement required the Company to issue 55,000,000 shares of the Company's restricted common stock for the medical technology and assets. The agreement was never consummated and subsequent to the date of this annual report, has been rescinded and the 55,000,000 shares cancelled.

Identification of Business Opportunities

     The Company's current business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.

     As of December 31, 2001 the Company had not identified any business opportunity that it planned to pursue, nor had the Company reached any agreement or definitive understanding with any person concerning an acquisition.

     The Company's search will be directed toward small and medium-sized enterprises which have a desire to become public corporations and which are able to satisfy, or anticipate in the reasonably near future being able to satisfy, the minimum asset requirements in order to qualify shares for trading on NASDAQ or a stock exchange (See "Investigation and Selection of Business Opportunities"). The Company anticipates that the business opportunities presented to it will (i) be recently organized with no operating history, or a history of losses attributable to under-capitalization or other factors; (ii) be experiencing financial or operating difficulties; (iii) be in need of funds to develop a new product or service or to expand into a new market; (iv) be relying upon an untested product or marketing concept; or (v) have a combination of the characteristics mentioned in (i) through (iv). The Company intends to concentrate its acquisition efforts on properties or businesses that it believes to be undervalued.

     Company management believes that various types of potential merger or acquisition candidates might find a business combination with the Company to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current shareholders, acquisition candidates which have long-term plans for raising capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process.

     The Company does not propose to restrict its search for investment opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of its limited resources. This includes industries such as service, finance, natural resources, manufacturing, high technology, product development, medical, communications and others. The Company's discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

     Depending upon the nature of the transaction, the current officers and directors of the Company may resign management positions with the Company in connection with the Company's acquisition of a business opportunity. See "Form of Acquisition," below, and "Risk Factors - The Company - Lack of Continuity in Management." In the event of such a resignation, the Company's current management would not have any control over the conduct of the Company's business following the Company's combination with a business opportunity.

Form of Acquisition

     The Company will participate in a business opportunity only after the negotiation and execution of a written agreement. Although the terms of such agreement cannot be predicted, generally such an agreement would require specific representations and warranties by all of the parties thereto, specify certain events of default, detail the terms of closing and the conditions which must be satisfied by each of the parties thereto prior to such closing, outline the manner of bearing costs if the transaction is not closed, set forth remedies upon default, and include miscellaneous other terms.

     In all probability, upon completion of an acquisition or merger, there will be a change in control through issuance of substantially more shares of common stock.

Investment Company Act and Other Regulation

     The Company may participate in a business opportunity by purchasing, trading or selling the securities of such business. The Company does not, however, intend to engage primarily in such activities. Specifically, the Company intends to conduct its activities so as to avoid being classified as an "investment company" under the Investment Company Act of 1940 (the "Investment Act"), and therefore to avoid application of the costly and restrictive registration and other provisions of the Investment Act, and the regulations promulgated thereunder.

     Section 3(a) of the Investment Act contains the definition of an "investment company," and it excludes any entity that does not engage primarily in the business of investing, reinvesting or trading in securities, or that does not engage in the business of investing, owning, holding or trading "investment securities" (defined as "all securities other than government securities or securities of majority-owned subsidiaries") the value of which exceeds 40% of the value of its total assets (excluding government securities, cash or cash items). The Company intends to implement its business plan in a manner which will result in the availability of this exception from the definition of "investment company." Consequently, the Company's participation in a business or opportunity through the purchase and sale of investment securities will be limited.

     The Company's plan of business may involve changes in its capital structure, management, control and business, especially if it consummates a reorganization as discussed above. Each of these areas is regulated by the Investment Act, in order to protect purchasers of investment company securities. Since the Company will not register as an investment company, stockholders will not be afforded these protections.

     Any securities which the Company might acquire in exchange for its Common Stock are expected to be "restricted securities" within the meaning of the Securities Act of 1933, as amended (the "Act"). If the Company elects to resell such securities, such sale cannot proceed unless a registration statement has been declared effective by the Securities and Exchange Commission or an exemption from registration is available. Section 4(1) of the Act, which exempts sales of securities not involving a distribution, would in all likelihood be available to permit a private sale. Although the plan of operation does not contemplate resale of securities acquired, if such a sale were to be necessary, the Company would be required to comply with the provisions of the Act to effect such resale.

     An acquisition made by the Company may be in an industry which is regulated or licensed by federal, state or local authorities. Compliance with such regulations can be expected to be a time-consuming and expensive process.

No Rights of Dissenting Shareholders

     The Company does not intend to provide Company shareholders with complete disclosure documentation including audited financial statements, concerning a possible target company prior to acquisition, because Utah Business Corporation Act vests authority in the Board of Directors to decide and approve matters involving acquisitions within certain restrictions. Any transaction would be structured as an acquisition, not a merger, with the Registrant being the parent company and the acquiree being merged into a wholly owned subsidiary. Therefore, a shareholder will have no right of dissent under Utah law.

Administrative Offices

     The Company currently maintains its executive offices at 3033 Inverrary Blvd., Suite E, Lauderhill, Florida 33319. The Company does not currently maintain any other facilities.

Employees

     The Company is a development stage company and currently has no employees. Management of the Company expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities. Although there is no current plan with respect to its nature or amount, remuneration may be paid to or accrued for the benefit of, the Company's officers prior to, or in conjunction with, the completion of a business acquisition for services actually rendered. See "Executive Compensation" and under "Certain Relationships and Related Transactions."

Risk Factors

1. Conflicts of Interest. Certain conflicts of interest may exist between the Company and its officers and directors. They have other business interests to which they devote their attention, and may be expected to continue to do so although management time should be devoted to the business of the Company. As a result, conflicts of interest may arise that can be resolved only through exercise of such judgment as is consistent with fiduciary duties to the Company. See "Management" and "Conflicts of Interest."

2. Need For Additional Financing. The Company has very limited funds, and such funds may not be adequate to take advantage of any available business opportunities. Even if the Company's funds prove to be sufficient to acquire an interest in, or complete a transaction with, a business opportunity, the Company may not have enough capital to exploit the opportunity. The ultimate success of the Company may depend upon its ability to raise additional capital. The Company has not investigated the availability, source, or terms that might govern the acquisition of additional capital and will not do so until it determines a need for additional financing. If additional capital is needed, there is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to the Company. If not available, the Company's operations will be limited to those that can be financed with its modest capital.

3. Regulation of Penny Stocks. The Company's securities, when trading commences, will be subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell the Company's securities and also may affect the ability of purchasers in this offering to sell their securities in any market that might develop therefore.

     In addition, the Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks." Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities Exchange Act of 1934, as amended. Because the securities of the Company may constitute "penny stocks" within the meaning of the rules, the rules would apply to the Company and to its securities. The rules may further affect the ability of owners of Shares to sell the securities of the Company in any market that might develop for them.

     Shareholders should be aware that, according to Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The Company's management is aware of the abuses that have occurred historically in the penny stock market. Although the Company does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to the Company's securities.

4. Lack of Operating History. Although the Company was formed in 1907, it has never had significant operations and should be considered a development stage company. Due to the special risks inherent in the investigation, acquisition, or involvement in a new business opportunity, the Company must be regarded as a new or start-up venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

5. No Assurance of Success or Profitability. There is no assurance that the Company will acquire a favorable business opportunity. Even if the Company should become involved in a business opportunity, there is no assurance that it will generate revenues or profits, or that the market price of the Company's Common Stock will be increased thereby.

6. Type of Business Acquired. The type of business to be acquired may be one that desires to avoid effecting its own public offering and the accompanying expense, delays, uncertainties, and federal and state requirements which purport to protect investors. Because of the Company's limited capital, it is more likely than not that any acquisition by the Company will involve other parties whose primary interest is the acquisition of control of a publicly traded company. Moreover, any business opportunity acquired may be currently unprofitable or present other negative factors.

7. Lack of Diversification. Because of the limited financial resources that the Company has, it is unlikely that the Company will be able to diversify its acquisitions or operations. The Company's probable inability to diversify its activities into more than one area will subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

8. Other Regulation. An acquisition made by the Company may be of a business that is subject to regulation or licensing by federal, state, or local authorities. Compliance with such regulations and licensing can be expected to be a time-consuming, expensive process and may limit other investment opportunities of the Company.

9. Dependence upon Management; Limited Participation of Management. The Company currently has individuals who are serving as its officers and directors on a part time basis. The Company will be heavily dependent upon their skills, talents, and abilities to implement its business plan, and may, from time to time, find that the inability of the officers and directors to devote their full time attention to the business of the Company results in a delay in progress toward implementing its business plan. See "Management." Because investors will not be able to evaluate the merits of possible business acquisitions by the Company, they should critically assess the information concerning the Company's officers and directors.

10. Lack of Continuity in Management. The Company does not have an employment agreement with its officers and directors, and as a result, there is no assurance they will continue to manage the Company in the future. In connection with acquisition of a business opportunity, it is likely the current officers and directors of the Company may resign subject to compliance with Section 14f of the Securities Exchange Act of 1934. A decision to resign will be based upon the identity of the business opportunity and the nature of the transaction, and is likely to occur without the vote or consent of the stockholders of the Company.

11. Indemnification of Officers and Directors. Utah Statutes provide for the indemnification of its directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of the Company. The Company will also bear the expenses of such litigation for any of its directors, officers, employees, or agents, upon such person's promise to repay the Company therefor if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by the Company which it will be unable to recoup.

12. Director's Liability Limited. Utah Statutes exclude personal liability of its directors to the Company and its stockholders for monetary damages for breach of fiduciary duty except in certain specified circumstances. Accordingly, the Company will have a much more limited right of action against its directors than otherwise would be the case. This provision does not affect the liability of any director under federal or applicable state securities laws.

13. No Foreseeable Dividends. The Company has not paid dividends on its Common Stock and does not anticipate paying such dividends in the foreseeable future.

14. Loss of Control by Present Management and Stockholders. The Company may consider an acquisition in which the Company would issue as consideration for the business opportunity to be acquired an amount of the Company's authorized but unissued Common Stock that would, upon issuance, represent the great majority of the voting power and equity of the Company. The result of such an acquisition would be that the acquired company's stockholders and management would control the Company, and the Company's management could be replaced by persons unknown at this time. Such a merger would result in a greatly reduced percentage of ownership of the Company by its current shareholders. In addition, the Company's major shareholders could sell control blocks of stock at a premium price to the acquired company's stockholders.

15. No Public Market Exists. Although the Company's stock is listed and has a trading symbol, there is no trading or public market for the Company's common stock, and no assurance can be given that a market will develop or that a shareholder ever will be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Factors such as those discussed in this "Risk Factors" section may have a significant impact upon the market price of the securities offered hereby. Owing to the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. Even if a purchaser finds a broker willing to effect a transaction in these securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such securities as collateral for any loans.

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company has no property. The Company does maintain offices at 3033 Inverrary Blvd., Suite E, Lauderhill, Florida 33319.

     The Company currently has no investments in real estate, real estate mortgages, or real estate securities, and does not anticipate making any such investments in the future. However, the policy of the Company with respect to investment in real estate assets could be changed in the future without a vote of security holders.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

     No director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than 5% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company's stockholders during the quarter ended December 31, 2001.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

     Although the Company's stock is listed with the National Quotation Bureau under the trading symbol GDEC.PK, there is no trading or public market for the Company's securities. Such securities are currently held of record by a total of approximately 391 persons.

     No dividends have been declared or paid on the Company's securities, and it is not anticipated that any dividends will be declared or paid in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The Company is in the development stage and has no significant operations.

Results of Operations

     During the period from August 19, 1907 (inception) through December 31, 2001, the Company has accumulated a deficit of $424,558. During this period, the Company has engaged in no significant operations other than organizational activities, acquisition of capital, compliance with its periodical reporting requirements, limited mineral and mining properties acquisitions, and recent efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

     For the fiscal year ending December 31, 2002, the Company anticipates incurring a loss as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues. It may also continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

Plan of Operations and Need for Additional Financing

     During the fiscal year ending December 31, 2002, the Company plans to continue with efforts to seek, investigate, and, if warranted, acquire one or more properties or businesses. The Company also plans to file all required periodical reports and to maintain its status as a fully-reporting Company under the Securities Exchange Act of 1934. In order to proceed with its plans for the next year, it is anticipated that the Company will require additional capital in order to meet its cash needs. These include the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended, as well as any costs the Company may incur in seeking business opportunities.

     No specific commitments to provide additional funds have been made by management or other stockholders, and the Company has no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses. Notwithstanding the foregoing, to the extent that additional funds are required, the Company anticipates receiving such funds in the form of advancements from current shareholders without issuance of additional shares or other securities, or through the private placement of restricted securities rather than through a public offering.

ITEM 7.  FINANCIAL STATEMENTS.

         Index to Financial Statements:
                                                                 Page

         Report of Independent Certified Public Accountants       10

         Balance Sheets                                           12

         Statements of Operations                                 13

         Statements of Stockholders' Equity                       14

         Statements of Cash Flow                                  15

         Notes to Financial Statements                            16

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                          Hunter, Atkins & Russell, PLC
                          Certified Public Accountants





                          Independent Auditors' Report


To the Stockholders and Board of Directors
Global DECS Corp. (formerly The Gold Chain Mining Company)
Ft. Pierce, Florida

We have audited the accompanying balance sheet of Global DECS Corp. (the "Company"), formerly The Gold Chain Mining Company, a development stage company, as of December 31, 2001, and the related statements of income, cash flows and changes in stockholders' equity deficit) for the year ended December 31, 2001, and the periods from August 19, 1907 (inception) through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not examine the financial statements of the Company prior to January 1, 2001, and these statements were audited by the other auditors whose report dated April 16, 2001, has been furnished to us and contained a paragraph describing their concerns regarding the ability of the Company to continue as a going concern.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our report and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Global DECS Corp. as of December 31, 2001 and the results of its operations and its cash flows for the year ended December 31, 2001, and the periods from August 19, 1907 (inception) through December 31, 2001, in conformity with generally accepted accounting principles in the United States of America.

As discussed in Note A to the financial statements, the Company has been in the development stage since its inception on August 19, 1907, and the primary activities include establishing its operations and raising capital to fund its activities. The Company incurred losses since inception to December 31, 2001, of $424,558 and its current liabilities exceeded its current assets by $45,716. Realization of a major portion of its assets is dependent upon the Company's ability to meet its future financing requirements and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might arise as a result of this uncertainty.



/s/  Hunter, Atkins & Russell PLC
----------------------------------
     Hunter, Atkins & Russell, PLC


August 23, 2002


         5805 North Grand Blvd., Suite D, Oklahoma City, Oklahoma 73118
                    Telephone: 405 843-3964 Fax: 405 843-9975

                                GLOBAL DECS CORP.
                          (A Development Stage Company)
                                  Balance Sheet
                           December 31, 2000 and 2001




                                                              December 31,
                                                              ------------
                                     ASSETS                 2001         2000
                                                            ----         ----
CURRENT ASSETS
     Cash and cash equivalents                           $      68    $      95
                                                         ---------    ---------
        Total current assets                             $      68    $      95
                                                         ---------    ---------
PATENTED MINING CLAIMS - Note A
                                                         ---------    ---------
        Total Assets                                     $      68    $      95
                                                         =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable-trade                              $  45,784    $   2,500

     Accounts payable-other                                   --         22,840
                                                         ---------    ---------
            Total current liabilities                       45,784       25,340

STOCKHOLDERS' EQUITY
     Common Stock - par value $.001;
        100,000,000 shares authorized; issued and
        outstanding, 80,836,075 in 2001 and
        2,352,975 in 2000                                   80,836        2,353
     Common stock - escrow - Note B                        (72,196)
     Additional paid-in capital                            370,202      370,202
     Deficit accumulated during development stage         (424,558)    (397,800)
                                                         ---------    ---------
            Total Stockholders' Equity                     (45,716)       3,882
                                                         ---------    ---------

            Total Liabilities and Stockholders' Equity   $      68    $      95
                                                         =========    =========


                   The accompanying notes are an integral part
                         of these financial statements.




                                        GLOBAL DECS CORP.
                                  (A Development Stage Company)
                                     Statement of Operations
               From August 19, 1907 (inception) through December 31, 2000 and 2001 and for the Year Ended December 31, 2001



                                              Year Ended
                                              ----------              From August 19, 1907
                                             December 31,      (inception) through December 31,
                                             ------------      --------------------------------
                                                 2001               2001               2000
                                                 ----               ----               ----
REVENUES                                     $          0       $          0       $          0

OPERATING COSTS AND EXPENSES

     General, selling and administrative           52,743            450,543            397,800
                                             ------------       ------------       ------------

OTHER INCOME (EXPENSES)

     Gain from settlement of debt - Note A         25,985             25,985               --
                                             ------------       ------------       ------------

            Loss before income taxes              (26,758)          (424,558)          (397,800)

Provision for income taxes                           --                --                 --

            Net Loss                         ($    26,758)      ($   424,558)      ($   397,800)
                                             ============       ============       ============

Earnings (Loss Per Share)
Basic loss per share                         $       --
                                             ============
Diluted loss per share                       $       --
                                             ============
Weighted average common shares
outstanding                                    41,594,525
                                             ============


                           The accompanying notes are an integral part
                                 of these financial statements.

                                             Page 13



                                                   GLOBAL DECS CORP.
                                             (A Development Stage Company)
                                      Statement of Stockholders' Equity (Deficit)
                              From August 19, 1907 (inception) through December 31, 2001 and for the Year Ended December 31, 2001



                                                                                               Deficit
                                                                                             Accumulated
                                                          Common Stock          Additional     During        Common
                                                          ------------           Paid-In     Development      Stock
                                                       Shares       Amount       Capital       Stage         Escrow
                                                     ----------   ----------    ----------   ----------    ----------
Issuance of common stock for cash ($0.23/share)       1,227,975   $   12,280    $  270,319         --            --

Net loss for the year ended December 31, 1995              --           --            --     ($ 233,865)         --

Net loss for the year ended December 31, 1996              --           --            --        (48,834)         --

Contributions to capital-expenses                          --           --             106         --            --

Net loss for the year ended December 31, 1997              --           --            --           (106)         --

Contributions to capital-expenses                          --           --             100         --            --

Net loss for the year ended December 31, 1998              --           --            --         (9,259)         --

Issuance of common stock for cash ($0.10/share)         175,000        1,750        15,750         --            --

Issuance of common stock for mining claims
($0.10/share)                                           600,000        6,000        54,000         --            --

Net loss for the year ended December 31, 1999              --           --            --        (80,614)         --

Issuance of common stock for services and expenses      250,000        2,500         6,250         --            --
($0.35/share)(June 30, 2000)

Issuance of common stock for cash ($0.35/share)
 (November 14, 2000)                                    100,000        1,000         2,500         --            --

Net loss for the year ended December 31, 2000              --           --            --        (25,122)         --
                                                     ----------   ----------    ----------   ----------    ----------
Balance, December 31, 2000                            2,352,975   $   23,530    $  349,025   ($ 397,800)   $        0

Restatement of par value from $0.01 to $0.001
  (June 29, 2001)                                          --        (21,177)       21,177         --            --
Issuance of stock for services ($0.001/share)
 (September 1, 2001)                                    900,000          900          --           --            --

Issuance of stock for services ($0.001/share)
 (October 1, 2001)                                    1,220,000        1,220          --           --            --
Issuance of stock pursuant to sales contract
($0.001/share) (October 1, 2001)                     17,195,850       17,196          --           --          17,196

Issuance of stock for services ($0.001/share)
(November 2, 2001)                                    3,500,000        3,500          --           --            --

Issuance of stock for services ($0.001/share)
(November 7, 2001                                       667,250          667          --           --            --

Issuance of stock pursuant to sales contract
 ($0.001/share)  (November 19, 2001)                 55,000,000       55,000          --           --          55,000

Net loss for the year ended December 31, 2001              --           --            --        (26,758)         --
                                                     ----------   ----------    ----------   ----------    ----------
Balance, December 31, 2001                           80,836,075   $   80,836    $  370,202   ($ 424,558)   $   72,196
                                                     ==========   ==========    ==========   ==========    ==========


                                      The accompanying notes are an integral part
                                            of these financial statements.

                                                        Page 14



                                             GLOBAL DECS CORP.
                                       (A Development Stage Company)
                                          Statement of Cash Flows
                    From August 19, 1907 (inception) through December 31, 2000 and 2001 and for the Year Ended December 31, 2001


                                                       Year Ended
                                                       ----------             From August 19, 1907
                                                      December 31,      (inception) through December 31,
                                                      ------------      --------------------------------
                                                          2001               2001               2000
                                                          ----               ----               ----

Cash flows from operating activities

     Net loss                                          ($ 26,758)         ($424,558)         ($397,800)

Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation and amortization
        Noncash compensation                               6,287             32,743             26,456
        Valuation adjustment of mining claims               --               60,000             60,000

Changes in assets and liabilities

        Increase (decrease) in accounts payable           20,444             45,784             25,340
                                                       ---------          ---------          ---------
        Total adjustments                                 26,731            138,527            111,796
                                                       ---------          ---------          ---------
        Net cash used by operating activities                (27)          (286,031)          (286,004)

Cash flows from investing activities                           0                  0                  0

Cash flows from financing activities
     Proceeds from issuance of common stock                    0            286,099            286,099
                                                       ---------          ---------          ---------

Net increase (decrease) in cash and cash equivalents         (27)                68                 95

Cash and cash equivalents at beginning of period              95                  0                  0
                                                       ---------          ---------          ---------
Cash and cash equivalents at end of period             $      68          $      68          $      95
                                                       =========          =========          =========
Supplemental cash flow information:
-----------------------------------
Cash paid during the period for interest               $       0          $       0          $       0
                                                       =========          =========          =========
Cash paid during the period for income taxes           $       0          $       0          $       0
                                                       =========          =========          =========

Noncash investing and financing activities:
-------------------------------------------
During the period September, 2001 through November, 2001, a total of 6,287,250 shares of the Company's common stock was issued as payment for services and consulting fees.

                                The accompanying notes are an integral part
                                      of these financial statements.

                                                  Page 15

                                GLOBAL DECS CORP.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2000 and 2001


NOTE A  -  NATURE OF OPERATIONS AND SUMMARY OF
           ACCOUNTING POLICIES

Global DECS Corp. (the "Company"), formerly known as The Gold Chain Mining Company, a development stage company, was incorporated under the laws of the state of Utah on August 19, 1907. The Company was formed to explore and develop mining properties and has been engaged in these activities since inception. Production on acquired patented mining claims has never commenced and the Company has therefore been considered in the development stage. Its principal activities have consisted of financial planning, establishing sources of production and supply, developing markets, and raising capital. Its principal operations have not started and the Company has no present sources of significant revenues. Realization of a major portion of its assets and satisfaction of its liabilities is dependent upon the Company's ability to meet its future financing requirements and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might arise as a result of this uncertainty.

There have been changes in the authorized common capital stock and the par value since inception. On June 29, 2001, the Company authorized an increase in the total amount of authorized common stock to one hundred million (100,000,000) shares and a change in the par value from $0.01 to $0.001 per share. On September 28, 2001, the company amended its Articles of Incorporation to change its name from The Gold Chain Mining Company to Global DECS Corp. The Company also obtained a new Cusip number and changed its trading symbol from otcbb:GOCH to otcbb:GDEC.

On June 29, 2001, the Company entered into a Plan and Agreement of Reorganization (the "Plan") by share exchange with Emission Controls Corp., a Colorado corporation ("ECC"). Pursuant to the Plan, ECC was to acquire control of the Company by purchasing the controlling stockholders' control shares for cash and securities. The Company preliminarily issued 17,195,850 shares of common stock for the transaction, which were held in escrow pending completion of the reorganization. The Plan was subsequently rescinded on October 24, 2001. The 17,195,850 shares remained outstanding as of December 31, 2001.

On November 7, 2001, the Company signed an assignment agreement with a foreign investment company to acquire all rights, title and interest in and to an asset purchase agreement with a medical technology company intending to develop and distribute certain medical products. On November 20, 2001, the Company filed a Form 8-K to report the asset purchase agreement. The agreement requires the Company to issue fifty-five million (55,000,000) shares of the Company's restricted common stock in exchange for irrevocable assignment to the Company of all right, title and interest in the medical technology asset purchase contract. The agreement was never consummated and subsequently rescinded.

On March 27, 2002, the Company filed a Form 8-K wherein it reported transfer of 50,100,000 shares of its previously issued common stock to a foreign corporation in exchange for certain contacts and referrals in the yachting industry. On March 19, 2002, the Company approved a stock purchase agreement for the acquisition of a German corporation engaged in the design, distribution and sale of custom made yachting products.

On May 16, 2002, pursuant to a legal action by certain of the Company's shareholders, a Settlement Agreement and Release was entered into wherein the 55,000,000 shares issued in November, 2001, is to be returned to the Company, all directors and officers appointed since November 2, 2001 resign and all contracts entered into since November 2, 2001 are rescinded. See Note E, Subsequent Events for material transactions following the settlement.

1.    Cash and Cash Equivalents
      -------------------------

The Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents.

2.    Patented Mining Claims
      ----------------------

On June 29, 2001, as part of the exchange required by the intended Plan and agreement of Reorganization, the Company transferred ownership of its 29 patented mining claims to a former controlling shareholder and related party, in exchange for the full cancellation of the Company's accounts payable to that related party. These claims covered 151 acres in the Tintic Mining District, Juab County, Utah. The Company and its predecessors in interest had established the existence of a commercially viable ore deposit: however, full production had not started and all mining activities were inactive after 1995. No value was recognized for these claims resulting in a gain on settlement of debt.

3.    Revenue Recognition
      -------------------

The Company currently has no significant revenues as it is still in the development stage.

4.    Income Taxes
      ------------

Deferred income taxes are provided on temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements that will result in taxable or deductible amounts in future years. Deferred income tax assets or liability are determined by applying the presently enacted tax rates and laws.

5.    Use of Estimates
      ----------------

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect certain reported amounts and disclosures, accordingly, actual results could differ from those estimates.

6.   SEC Filings
     -----------

The Company is delinquent in its required filings with the Securities and Exchange Commission.

NOTE B  -  COMMON STOCK

Compensation. In September, 2001, the Company issued 900,000 of its common stock registered under its Form S-8, to a consultant in lieu of other compensation. In October and November 2001, the Company issued a total of 1,887,250 shares on stock to several individuals for consulting services.

On November 2, 2001, the company issued an additional 3,500,00 shares of common stock, registered under its Form S-8, to two consultants in exchange for legal and other services. Under the terms of the Legal Settlement and Release dated May 16, 2002, these issuances are valid.

Other. On October 1, 2001, the Company issued 17,195,180 shares of its common stock to a corporation to be held in escrow. Such stock is being held by the Company's transfer agent pending instructions from the Company. On November 19, 2001, the Company issued 55,000,000 shares of its common stock pursuant to a contract dated November 19, 2001. Under the terms of the Legal Settlement and Release dated May 16, 2002, the entire 55,000,000 shares is to be returned to the Company for cancellation. As of the audit date, the Company's transfer agent was in possession of the certificate awaiting direction from the Company.

Escrow. As of December 31, 2001, a total of 72,195,180 shares were held in an escrow account reflected in these financial statements as a contra-equity account in the equity section of the balance sheet. See Note E - Subsequent Events for subsequent material transactions.

NOTE  C -  INCOME TAXES

The Company's effective income tax benefit for the periods ended December 31, 2000 and 2001 are as follows:

                                                           2001         2000
                                                           ----         ----
     Income tax benefit at federal statutory rate      $  144,350    $ 119,340
     Change in valuation allowance                       (144,350)    (119,340)
                                                       ----------    ---------

                                                       $     --      $    --

Components of deferred tax assets at December 31, 2000 and 2001 as follows:

     Assets
       Net operating loss carryforward                 $  144,350    $ 119,340
       Valuation allowance                               (144,350)    (119,340)
                                                       ----------    ---------

                                                       $     --      $    --

The valuation allowance increased $24,183 for the period ended December 31 ,2000 and $25,010 for the period ended December 31, 2001.

A valuation allowance is provided for deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2000 and 2001, the Company has a net deferred tax asset mainly related to a net operating loss carryforward. As such carryforward can only be used to offset future taxable income, management has fully reserved this net deferred tax asset with a valuation allowance until it is more likely than not that taxable income will be generated.

NOTE D - RELATED PARTY TRANSACTIONS

In September, 2001, the Company satisfied it account payable to a related party in the amount of $24,405 by quitclaiming all of its interest in and to the 29 patented mining claims referred to in Note A above.

NOTE E - SUBSEQUENT EVENTS

Pursuant to the Settlement Agreement and Release dated May 16, 2002, the 55,000,000 share certificate issued in November, 2001, has been cancelled. An additional 1,335,524 shares of common stock issued in July, 2001, in conjunction with the Plan and Agreement of Reorganization has been cancelled.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

     The Company dismissed Andersen, Andersen & Strong, LC the Registrant's independent auditors, following the change of control of the Company, and appointed the accounting firm of Hunter, Atkins & Russell, PLC as independent accountants for fiscal year ended 2001. The dismissal and appointment were approved by the Board of Directors of the Company. There have been no disagreements with Andersen, Andersen & Strong, LC or Hunter, Atkins & Russell, PLC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure or any reportable event during the two most recent fiscal years and the interim periods subsequent through the date of dismissal.

     The reports on the financial statements of the Company rendered by Andersen, Andersen & Strong, LC did not contain an adverse opinion or disclaimer of opinion or qualification or modification as to uncertainty, the scope of audit performed, or accounting principles. The Company had not consulted with Hunter, Atkins & Russell, PLC prior to their appointment with respect to any matters of accounting principles or practices, financial statement disclosure, auditing scope or procedure or any disagreement with the Company. There have been no disagreements with Hunter, Atkins & Russell, PLC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure or any reportable event.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Management -

     The directors and executive officers on December 31, 2001 were as follows:

     Name                                 Position(s) with the Company
     ----                                 ----------------------------

     Malcolm Gold......................   Chairman, President and Director

     The director and executive officer named above resigned and those appointed subsequent to his resignation have resigned, any and all interests held in the Company have been terminated and any stock issued has been rescinded effective May 20, 2002. As of August 29, 2002, the current directors and executive officers of the Company are the following individuals:

     Name                        Age      Position(s) with the Company
     ----                        ---      ----------------------------

     Willard G. Weins...........  62      President and Director
     Jimmy L. Mitchell..........  70      Secretary/Treasurer and Director

     The current directors will serve until the next annual meeting of the Company's stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between the directors and officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

     The directors and officers of the Company will devote such time to the Company's affairs on an "as needed" basis. As a result, the actual amount of time which they will devote to the Company's affairs is unknown and is likely to vary substantially from month to month.

Directors and Officers of the Company -

     The following is a brief description of the business experience during the past five years of the above-name persons who are currently serving

     Willard G. Weins, President and Director. Mr. Weins retired from Loral Aerospace Corp (formerly Ford Aerospace) in January, 1995. Mr. Weins has served as a director and as president of the Company from June to October, 2001 and May to August, 2002.

     Mr. Weins was employed by Loral for more than 34 years and held various responsible program management and control positions as well as long-range planning and scheduling, related fields of production control, manufacturing supervision and coordinating and budget control. His experiences included development of various computer-oriented planning/scheduling systems, implementation of program plans, proposal cost projections and successful negotiations of major ground support and space systems contracts.

     As program control manager for one of Loral's major defense system contracts, Mr. Weins played an integral part in the successful deployment of multiple and major systems upgrades and modifications of the Department of the U.S. Air Force. His leadership skills in this position directly contributed to meeting every major program milestone on time and within budget.

     Also included in positions with Loral were direction, management and coordination of quality assurance in its functions of logistics, spares, engineering drawings, technical manuals, technical training, transportation, packaging and the preparation of facilities and manpower resource requirements.

     Mr. Weins received a BA, Administration in 1961 from San Jose State in California.

     Jimmy L. Mitchell, Secretary/Treasurer and Director. Dr. Mitchell has served as a director and as secretary/treasurer of the Company from June to October, 2001 and May to August, 2002. Dr. Mitchell also serves as the Controller and as a member of the Board of Directors of Emission Controls Corp. His responsibilities include day-to-day administrative and accounting functions and the coordinating of corporate relationships with interrelated, non-related and public entities. He concurrently serves as Controller/Treasurer of four unrelated corporate entities, chiefly responsible for accounting and financial reporting to governmental agencies.

     In 1992, Mr. Mitchell began service as the Chief Financial Officer and Controller of Quality Homes, Ltd., a startup HUD Code in-plant house manufacturing research and development corporation. Design and operational information gained now serves the private manufactured housing industry in the northwestern United States.

     In 1988, Mr. Mitchell joined Fleet Feet, Inc., a national franchisor of sports related retail businesses, where he served as the Controller. He worked to expand the business by writing Uniform Franchise Offering Statements to conform to the Federal Department of Interstate Commerce, securities, business opportunities and franchising law and statutes of nine additional states.

     Dr. Mitchell formed The Home Company, a residential construction and development corporation and served as its President and Chairman from 1978. During the next ten years, The Home Company produced more than $60.000,000 in sales, excluding the unique Terramid and Terrene Ark underground homes and underground survival condominiums. Concurrently, Mr. Mitchell formed and served as President and Chairman of eleven Utah corporations serving various trades, two Canadian financial corporations, and two Nevada corporations involving delivery of American products to Far Eastern markets.

     In 1974, Dr. Mitchell founded Health Care, Inc., and served as the President and Chairman of this health care management and consulting firm. He also served as President of ABC Pharmacy, who patented the Unit-Dose and Unidose systems of providing medications on a specific prepackaged and patient directed program.

     From 1968, Dr. Mitchell served as President of Gilmed, Inc., a California health care management firm including nine operating facilities, 1000 plus beds, with more than 1600 permanent personnel. He concurrently served as President of four related health care corporations including an operating pharmacy, and as Vice President and Director of two corporations operating in the field of acute psychiatric care and acute alcoholic detoxification. Early on, he also served as Executive Director of a California real estate development firm, General Manager of their construction company, and manager of their medical operations division.

     Dr. Mitchell concluded twenty years military service in the United States Air Force. His educational merits include directed training in the military, receiving a bachelors and later a masters degree in meteorology while at the University of Illinois, Champaign/Urbana, and in 1958, a doctoral in meteorology from the University of Chicago. While there, Dr. Mitchell was awarded additional doctorates in Mathematics and Statistics of Climatology. He has also been certified in accounting from LaSalle University.

ITEM 10.  EXECUTIVE COMPENSATION.

     No officer or director received any remuneration from the Company during the fiscal year; however, there were directors' fees of $800 each accrued as payables as well as certain minimal out- of-pocket expenses due, Messrs. Weins and Mitchell and accrued as payables. Furthermore, Mr. Weins accrued a salary payable of $22,000 for the fiscal year and Mr. Mitchell accrued a salary payable of $20,000 for the fiscal year. Beginning May 15, 2002 each director is to receive a director fee of $200 per month. Furthermore, Mr. Weins is accruing a salary receivable of $5,500 per month and Mr. Mitchell is accruing a salary receivable of $5,000 per month. As of the date of filing this report, the Company has no funds available to pay officers or directors. See "Certain Relationships and Related Transactions." The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

         The following table sets forth, as of the end of the Company's most recent fiscal year, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

                                                                    Percent of
Name and Address                        Number of Shares Owned      Class Owned
----------------                        ----------------------      -----------
                                             Beneficially
                                             ------------

Jellicoe House(1)                                250,000               0.4%
Osnaburgh Street
London NW1 3AY
United Kingdom

Antonia Finance Limited(2)                    55,000,000              88.0%
c/o Euro-American Trust &
Management Services, Limited
Road Town
Tortola, British Virgin Islands

All directors and executive                   55,250,000              88.4%
officers (1 person)(3)


(1)Mr. Gold was an affiliate of Antonia Finance, Limited. Subsequent to the end of the fiscal year, Mr. Gold resigned as an officer and director of the Company.

(2)Subsequent to the end of the fiscal year in settlement of litigation, the shares issued to Antonia Finance, Limited were cancelled.

(3)The current management of the Company does not own any shares of stock in the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Indemnification of Officers and Directors

     The Utah Statutes provide that the Company may indemnify its officers and directors for costs and expenses incurred in connection with the defense of actions, suits, or proceedings where the officer or director acted in good faith and in a manner he reasonably believed to be in the Company's best interest and is a party by reason of his status as an officer or director, absent a finding of negligence or misconduct in the performance of duty.

     Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, the Company has been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in that Act and is, therefore, unenforceable.

Conflicts of Interest

     None of the officers of the Company will devote more than a portion of his time to the affairs of the Company. There will be occasions when the time requirements of the Company's business conflict with the demands of the officers' other business and investment activities. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

     The Company's officers and directors are accruing compensation for their respective services rendered to the Company. Beginning May 15, 2002 each director is to receive a director fee of $200 per month. Furthermore, Mr. Weins is accruing a salary receivable of $5,500 per month and Mr. Mitchell is accruing a salary receivable of $5,000 per month. As of the date of filing this report, the Company has no funds available to pay officers or directors. No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the company for the benefit of its employees.

     It is possible that, after the Company successfully consummates a merger or acquisition with an unaffiliated entity, that entity may desire to employ or retain one or a number of members of the Company's management for the purposes of providing services to the surviving entity, or otherwise provide other compensation to such persons. However, the Company has adopted a policy whereby the offer of any post-transaction remuneration to members of management will not be a consideration in the Company's decision to undertake any proposed transaction. Each member of management has agreed to disclose to the Company's Board of Directors any discussions concerning possible compensation to be paid to them by any entity which proposes to undertake a transaction with the Company and further, to abstain from voting on such transaction. Therefore, as a practical matter, if each member of the Company's Board of Directors were offered compensation in any form from any prospective merger or acquisition candidate, the proposed transaction would not be approved by the Company's Board of Directors as a result of the inability of the Board to affirmatively approve such a transaction.

     It is possible that persons associated with management may refer a prospective merger or acquisition candidate to the Company. In the event the Company consummates a transaction with any entity referred by associates of management, it is possible that such an associate will be compensated for their referral in the form of a finder's fee. It is anticipated that this fee will be either in the form of restricted Common Stock issued by the Company as part of the terms of the proposed transaction, or will be in the form of cash consideration. However, if such compensation is in the form of cash, such payment will be tendered by the acquisition or merger candidate, because the Company has insufficient cash available. The amount of such finder's fee cannot be determined as of the date of filing this report, but is expected to be comparable to consideration normally paid in like transactions. No member of management of the Company will receive any finders fee, either directly or indirectly, as a result of their respective efforts to implement the Company's business plan outlined herein.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) The Exhibits listed below are filed as part of this Annual Report.

Exhibit No.       Document
-----------       --------
3.1               Articles of Amendment to the Articles of Incorporation

(b) One report on Form 8-K were filed by the Company during the last quarter of its fiscal year ending December 31, 2001. The Form was filed on November 20, 2001 and reported under Item 5 the entering into of an asset acquisition agreement with a bio-pharmaceutical company and a change in the board of directors and management of the Company pursuant to that agreement.

ITEM 14.  SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            GLOBAL DECS CORP.


                                            By:  /s/  Willard G. Weins
                                               -------------------------------
                                                      Willard G. Weins
                                                      President and Director

                                                      Dated: August 29, 2002

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:  /s/  Willard G. Weins
   -------------------------------
          Willard G. Weins
          President and Director                      Dated: August 29, 2002



By:  /s/  Jimmy L. Mitchell
   -------------------------------
          Jimmy L. Mitchell
          Treasurer and Director                      Dated: August 29, 2002

                                  CERTIFICATION

     I, Jimmy L. Mitchell, Treasurer and Chief Financial Officer of Global DECS Corp., certify that:


1.   I have reviewed this annual report on Form 10-KSB of Global DECS Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: August 29, 2002


By:  /s/  Jimmy L. Mitchell
   -------------------------------
          Jimmy L. Mitchell
          Treasurer and Director

     I, Willard G. Weins, President and Chief Executive Officer of Global DECS Corp., certify that:

1.   I have reviewed this annual report on Form 10-KSB of Global DECS Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and 3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: August 29, 2002


By:  /s/  Willard G. Weins
   -------------------------------
          Willard G. Weins
          President and Director