Form 10QSB
period 2002-03-31
GLOBAL DECS CORP
filed 2002-09-17
CIK 42050

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 for the quarterly period ended March 31, 2002.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                                 Yes       No   X
                                    -----     -----

Applicable only to issuers involved in bankruptcy proceedings during the past five years

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                 Yes       No
                                    -----    -----

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At 5/01/02 the following shares of common were outstanding: Common Stock, $0.001 par value, 80,836,075 shares.

Transitional Small Business Disclosure
Format (Check one):
                                 Yes       No  X
                                    -----    -----
Exhibits are indexed at page 10.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

     (a) The financial statements of registrant for the three months ended March 31, 2001, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                                GLOBAL DECS CORP.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS
                          Quarter Ended March 31, 2002



                                    CONTENTS


     Balance Sheet                                                          2
     Statements of Operations                                               3
     Statements of Cash Flows                                               4
     Notes to Financial Statements                                          5

                                GLOBAL DECS CORP.
                          (A Development Stage Company)
                                  Balance Sheet
                      March 31, 2002 and December 31, 2001




                                                        Unaudited
                                                        March 31    December 31
                                     ASSETS               2002         2001
                                                          ----         ----
CURRENT ASSETS

     Cash and cash equivalents                          $      68    $      68
                                                        ---------    ---------
        Total current assets                                   68           68

PATENTED MINING CLAIMS - Note A
                                                        ---------    ---------
        Total Assets                                    $      68    $      68
                                                        =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Accounts payable-trade                             $  45,784    $  45,784

     Accounts payable-other
                                                        ---------    ---------
            Total current liabilities                      45,784       45,784

STOCKHOLDERS' EQUITY
     Common Stock - par value $.001;
        100,000,000 shares authorized; issued and
        outstanding, 80,836,075 in 2001 and
        2,352,975 in 2000                                  80,836       80,836
     Common stock - escrow - Note B                       (72,196)     (72,196)
     Additional paid-in capital                           370,202      370,202
     Deficit accumulated during development stage        (424,558)    (424,558)
                                                        ---------    ---------
            Total Stockholders' Equity                    (45,716)     (45,716)
                                                        ---------    ---------

            Total Liabilities and Stockholders' Equity  $      68    $      68
                                                        =========    =========


                   The accompanying notes are an integral part
                         of these financial statements.



                                        GLOBAL DECS CORP.
                                  (A Development Stage Company)
                                     Statement of Operations
                     From August 19, 1907 (inception) through March 31, 2002
                     and for the Three Months Ended March 31, 2001 and 2002




                                            Three Months Ended March 31,    From August 19, 1907
                                             -------------------------      (Inception) through
                                                2002          2001             March 31, 2002
                                                ----          ----             --------------

REVENUES                                     $         0   $         0          $         0

OPERATING COSTS AND EXPENSES

     General, selling and administrative               0            95              450,543
                                             -----------   -----------          -----------

OTHER INCOME (EXPENSES)

     Gain from settlement of debt - Note A             0             0
                                             -----------   -----------          -----------
            Loss before income taxes                   0           (95)            (424,558)

Provision for income taxes                          --            --                   --
                                             -----------   -----------          -----------
            NET LOSS                         $         0   ($       95)         ($  424,558)
                                             ===========   ===========          ===========


Earnings (Loss Per Share)
Basic loss per share                         $      --     $      --
                                             ===========   ===========
Diluted loss per share                       $      --     $      --
                                             ===========   ===========
Weighted average common shares
outstanding                                   41,594,525     8,137,000
                                             ===========   ===========


                           The accompanying notes are an integral part
                                 of these financial statements.

                                                3



                                               GLOBAL DECS CORP.
                                         (A Development Stage Company)
                                            Statement of Cash Flows
                            From August 19, 1907 (inception) through March 31, 2002
                            and for the Three Months Ended March 31, 2001, and 2002



                                                      Three Months Ended March 31,       From August 19, 1907
                                                       --------------------------        (Inception) through
                                                           2002           2001              March 31, 2002
                                                           ----           ----              --------------

Cash flows from operating activities
     Net loss                                          ($        0)   ($       95)           ($  424,558)

Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation and amortization
        Noncash compensation                                                                      32,743
        Valuation adjustment of mining claims                                                     60,000

Changes in assets and liabilities

        Increase (decrease) in accounts payable                                                   45,784
                                                       -----------    -----------            -----------
        Total adjustments                                        0              0                138,527
                                                       -----------    -----------            -----------
        Net cash used by operating activities                    0            (95)              (286,031)

Cash flows from investing activities                             0              0                      0

Cash flows from financing activities
     Proceeds from issuance of common stock                                                      286,099
                                                       -----------    -----------            -----------
Net increase (decrease) in cash and cash equivalents             0            (95)                    68

Cash and cash equivalents at beginning of period                68             95                      0
                                                       -----------    -----------            -----------
Cash and cash equivalents at end of period             $        68    $         0            $        68
                                                       ===========    ===========            ===========
Supplemental cash flow information:
-----------------------------------

Cash paid during the period for interest               $         0    $         0            $         0
                                                       ===========    ===========            ===========
Cash paid during the period for income taxes           $         0    $         0            $         0
                                                       ===========    ===========            ===========


                                  The accompanying notes are an integral part
                                        of these financial statements.


                                                       4

                                GLOBAL DECS CORP.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                      March 31, 2002 and December 31, 2001
                                   (Unaudited)

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

NOTE  C -  INCOME TAXES

The Company's effective income tax benefit for the periods ended March 31, 2001 and 2002 are as follows:

                                                            2002         2001
                                                            ----         ----
     Income tax benefit at federal statutory rate        $ 144,350    $ 119,372
     Change in valuation allowance                        (144,350)    (119,372)
                                                         ---------    ---------

                                                         $    --      $    --

Components of deferred tax assets at March 31, 2001 and 2002 as follows:

     Assets
       Net operating loss carryforward                   $ 144,350    $ 119,372
       Valuation allowance                                (144,350)    (119,372)
                                                         ---------    ---------

                                                         $    --      $    --

The valuation allowance increased $32 for the period ended March 31, 2000 and $0 for the period ended March 31, 2001.

A valuation allowance is provided for deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. At March 31, 2001 and 2002, the Company has a net deferred tax asset mainly related to a net operating loss carryforward. As such carryforward can only be used to offset future taxable income, management has fully reserved this net deferred tax asset with a valuation allowance until it is more likely than not that taxable income will be generated.

NOTE D - RELATED PARTY TRANSACTIONS

In September, 2001, the Company satisfied its account payable to a related party in the amount of $24,405 by quitclaiming all of its interest in and to the 29 patented mining claims referred to in Note A above.

NOTE E - SUBSEQUENT EVENTS

Pursuant to the Settlement Agreement and Release dated May 16, 2002, the 55,000,000 share certificate issued in November, 2001, has been cancelled. An additional 1,335,524 shares of common stock issued in July, 2001, in conjunction with the Plan and Agreement of Reorganization has been cancelled.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The Company is in the development stage and has no significant operations.

Results of Operations

     During the period from August 19, 1907 (inception) through March 31, 2002, the Company has accumulated a deficit of $424,558. During this period, the Company has engaged in no significant operations other than organizational activities, acquisition of capital, compliance with its periodical reporting requirements, limited mineral and mining properties acquisitions, and recent efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

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

                         PART 2 - FINANCIAL INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  There are no Exhibits filed as part of this Quarterly Report.

(b) One report on Form 8-K were filed by the Company during this quarter ending March 31, 2002. The Form was filed on March 27, 2002 and reported under
     Item 1,2 and 5 the change of control and entering into of an asset acquisition agreement with a custom made yacht company and a change in the board of directors and management of the Company pursuant to that agreement.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            GLOBAL DECS CORP.


                                            By:  /s/  Jimmy L. Mitchell
                                               --------------------------------
                                                      Jimmy L. Mitchell
                                                      Treasurer and Chief
                                                      Financial Officer

                                            Dated: August 29, 2002

                                  CERTIFICATION

     I, Jimmy L. Mitchell, Treasurer and Chief Financial Officer of Global DECS Corp., certify that:

1.   I have reviewed this quarterly report on Form 10-KSB of Global DECS Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: August 29, 2002


By:  /s/  Jimmy L. Mitchell
   -------------------------------
          Jimmy L. Mitchell
          Treasurer and Director




     I, Willard G. Weins, President and Chief Executive Officer of Global DECS Corp., certify that:

1.   I have reviewed this quarterly report on Form 10-KSB of Global DECS Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and 3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: August 29, 2002


By:  /s/  Willard G. Weins
   -------------------------------
          Willard G. Weins
          President and Director