Form 10QSB
period 2002-06-30
GLOBAL DECS CORP
filed 2002-09-20
CIK 42050

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  for the quarterly period ended June 30, 2002.

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

            3300 Inverrary Blvd., Suite E, Lauderhill, Florida 33319
            --------------------------------------------------------
               (Address of Principal executive offices) (Zip Code)

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

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

     (a) The financial statements of registrant for the six months ended June 30, 2001, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                                GLOBAL DECS CORP.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS
                           Quarter Ended June 30, 2002



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

                                GLOBAL DECS CORP.
                          (A Development Stage Company)
                                  Balance Sheet
                       June 30, 2002 and December 31, 2001



                                                         Unaudited
                                                          June 30    December 31
                                                            2002        2001
                                                            ----        ----
                                     ASSETS


CURRENT ASSETS

     Cash and cash equivalents                                   0    $      68
                                                         ---------    ---------

        Total current assets                                     0           68

                                                         ---------    ---------

PATENTED MINING CLAIMS - Note A
        Total Assets                                     $       0    $      68
                                                         =========    =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Accounts payable-trade                              $  61,858    $  45,784

     Accounts payable-other
                                                         ---------    ---------
            Total current liabilities                       61,858       45,784


STOCKHOLDERS' EQUITY

     Common Stock - par value $.001;
        100,000,000 shares authorized; issued
        and outstanding, 80,836,075 in 2002 and
        80,836,075 in 2001                                  80,836       80,836
     Common stock - escrow - Note B                        (72,196)     (72,196)
     Additional paid-in capital                            370,202      370,202
     Deficit accumulated during development stage         (440,700)    (424,558)
                                                         ---------    ---------
            Total Stockholders' Equity                     (61,858)     (45,716)


            Total Liabilities and Stockholders' Equity

                                                         $       0    $      68
                                                         =========    =========



   The accompanying notes are an integral part of these financial statements.




                                                          GLOBAL DECS CORP.
                                                    (A Development Stage Company)
                                                       Statement of Operations
                                         From August 19, 1907 (inception) through June 30, 2002
                                      and for the Three and Six Months Ended June 30, 2001 and 2002


                                                                                                               From August 19, 1907
                                                  Three Months Ended June 30,      Six Months Ended June 30,   (Inception) through
                                                  ---------------------------      -------------------------
                                                    2002              2001           2002          2001           June 30, 2002
                                                    ----              ----           ----          ----          -------------

REVENUES                                         $          0     $          0     $      0     $          0     $          0

OPERATING COSTS AND EXPENSES

     General, selling and administrative               16,142            1,427       16,142            1,522          466,685
                                                 ------------     ------------     --------     ------------     ------------

OTHER INCOME (EXPENSES)

     Gain from settlement of debt - Note A                                                                             25,985
                                                 ------------     ------------     --------     ------------     ------------

            Loss before income taxes                  (16,142)          (1,427)     (16,142)          (1,522)        (440,770)

Provision for income taxes                               --               --           --               --               --
                                                 ------------     ------------     --------     ------------     ------------

            NET LOSS                             ($    16,142)    ($     1,427)    ($16,142)    ($     1,522)    ($   440,770)
                                                 ============     ============     ========     ============     ============



Earnings (Loss) Per Share
Basic loss per share                               $     --          $     --          $     --          $     --
                                                   ==========        ==========        ==========        ==========

Diluted loss per share                             $     --          $     --          $     --          $     --
                                                   ==========        ==========        ==========        ==========

Weighted average common shares outstanding         41,594,525         2,352,975        41,594,525         2,352,975
                                                   ==========        ==========        ==========        ==========



                             The accompanying notes are an integral part of these financial statements.

                                                                 3






                                                 GLOBAL DECS CORP.
                                           (A Development Stage Company)
                                              Statement of Cash Flows
                                From August 19, 1907 (inception) through June 30, 2002
                                 and for the Six Months Ended June 30, 2001, and 2002

                                                                                              From August 19, 1907
                                                                Six Months Ended June 30,      (Inception) through
                                                                -------------------------
                                                               2002                2001            June 30, 2002
                                                               ----                ----            -------------

Cash flows from operating activities

     Net loss                                               ($ 16,142)           ($  1,522)         ($440,700)

Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation and amortization
        Noncash compensation                                                                           32,743
        Valuation adjustment of mining claims                                                          60,000

Changes in assets and liabilities

        Increase (decrease) in accounts payable                16,074               1,565              61,858
                                                            ---------           ---------           ---------

          Total adjustments                                    16,074               1,565             154,601
                                                            ---------           ---------           ---------


        Net cash used by operating activities                     (68)                 43            (286,099)

Cash flows from investing activities                                0                   0                   0

Cash flows from financing activities
     Proceeds from issuance of common stock                                                           286,099
                                                            ---------           ---------           ---------

Net increase (decrease) in cash and cash equivalents              (68)                 43                   0

Cash and cash equivalents at beginning of period                   68                  95                   0
                                                            ---------           ---------           ---------

Cash and cash equivalents at end of period                  $       0           $     138           $       0
                                                            =========           =========           =========


Supplemental cash flow information:
-----------------------------------
Cash paid during the period for interest                    $       0           $       0           $       0
                                                            =========           =========           =========


Cash paid during the period for income taxes                $       0           $       0           $       0
                                                            =========           =========           =========


                  The accompanying notes are an integral part of these financial statements.



                                GLOBAL DECS CORP.
                          (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS

                       June 30, 2002 and December 31, 2001

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

On June 29, 2001, the Company entered into a Plan and Agreement of Reorganization (the "Plan") by share exchange with Emission Controls Corp., a Colorado corporation ("ECC"). Pursuant to the Plan, ECC was to acquire control of the Company by purchasing the controlling stockholders' control shares for cash and securities. The Company preliminarily issued 17,195,850 shares of common stock for the transaction, which were held in escrow pending completion of the reorganization. The Plan was subsequently rescinded on October 24, 2001. The 17,195,850 shares remained outstanding as of June 30, 2002.

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

On March 27, 2002, the Company filed a Form 8-K wherein it reported transfer of 50,100,000 shares of its previously issued common stock to a foreign corporation in exchange for certain contacts and referrals in the yachting industry. On March 19, 2001, the Company approved a stock purchase agreement for the acquisition of a German corporation engaged in the design, distribution and sale of custom made yachting products.

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

On November 2, 2002, the company issued an additional 3,500,00 shares of common stock, registered under its Form S-8, to two consultants in exchange for legal and other services. Under the terms of the Legal Settlement and Release dated May 16, 2002, these issuances are valid.

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

Escrow. As of June 30, 2002, a total of 72,195,180 shares were held in an escrow account reflected in these financial statements as a contra-equity account in the equity section of the balance sheet. See Note E - Subsequent Events for subsequent material transactions.


NOTE  C -  INCOME TAXES

The Company's effective income tax benefit for the periods ended June 30, 2001 and 2002 are as follows:

                                                      2002           2001
                                                      ----           ----

   Income tax benefit at federal statutory rate   $  144,350      $ 119,857
   Change in valuation allowance                    (144,350)      (119,857)
                                                  ----------      ---------

                                                  $     --        $    --

Components of deferred tax assets at June 30, 2001 and 2002 as follows:

    Assets
       Net operating loss carryforward             $ 144,350      $  119,857
       Valuation allowance                          (144,350)       (119,857)
                                                    --------      ----------

                                                   $    --        $     --

The valuation allowance increased $517 for the period ended June 30, 2001 and $5,488 for the period ended June 30, 2002.

A valuation allowance is provided for deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. At June 30, 2001 and 2002, the Company has a net deferred tax asset mainly related to a net operating loss carryforward. As such carryforward can only be used to offset future taxable income, management has fully reserved this net deferred tax asset with a valuation allowance until it is more likely than not that taxable income will be generated.


NOTE D - RELATED PARTY TRANSACTIONS

In September, 2001, the Company satisfied it account payable to a related party in the amount of $24,405 by quitclaiming all of its interest in and to the 29 patented mining claims referred to in Note A above.


NOTE E - SUBSEQUENT EVENTS

On August 1, 2002, Pacific Rocky Mountain, Inc., a privately owned Florida corporation that processes mine tailings utilizing a patented proprietary process, entered into an agreement to acquire controlling interest in the Company with the intent to merger its operations into the Company's. The Agreement, when fully executed, will result in the Company's shareholders retaining approximately 20% of the total outstanding stock on the combined companies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The Company is in the development stage and has no significant operations.

Results of Operations

     During the period from August 19, 1907 (inception) through June 30, 2002, the Company has accumulated a deficit of $424,558. During this period, the Company has engaged in no significant operations other than organizational activities, acquisition of capital, compliance with its periodical reporting requirements, limited mineral and mining properties acquisitions, and recent efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

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

(b) No reports on Form 8-K were filed by the Company during the quarter ending June 30, 2002.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           GLOBAL DECS CORP.


                                           By: /s/   Jimmy L. Mitchell
                                               ---------------------------------
                                                     Jimmy L. Mitchell
                                           Treasurer and Chief Financial Officer

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

Date: August 29, 2002


By: /s/ Jimmy L. Mitchell
Jimmy L. Mitchell
Treasurer and Director



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

Date: August 29, 2002


By:   /s/  Willard G. Weins
Willard G. Weins
President and Director