Form 10QSB
period 2002-09-30
GLOBAL DECS CORP
filed 2002-11-15
CIK 42050

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
               for the quarterly period ended September 30, 2002.

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to

                         Commission File Number: 1-1767

                                GLOBAL DECS CORP.
                                -----------------
                 (Name of small business issuer in its charter)

         Utah                                               87-0267213
         ----                                               ----------
(State of Incorporation)                           (I.R.S. Employer I.D. Number)

                  3150 SW 42nd Avenue, Palm City, Florida 34990
                 -----------------------------------------------
               (Address of Principal executive offices) (Zip Code)

                    Issuer's telephone number (772) 465-1685

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At 9/30/02 the following shares of common were outstanding: Common Stock, $0.001 par value, 25,836,075 shares.

Transitional Small Business Disclosure Format (Check one):

                         Yes       No   X
                             -----    -----

Exhibits are indexed at page 10.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

     (a) The financial statements of registrant for the nine months ended September 30, 2002, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                                GLOBAL DECS CORP.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS
                        Quarter Ended September 30, 2002



                                    CONTENTS



     Balance Sheet                                                  2
     Statements of Operations                                       3
     Statements of Cash Flows                                       4
     Notes to Financial Statements                                  5




                                GLOBAL DECS CORP.
                          (A Development Stage Company)
                                  Balance Sheet
                    September 30, 2002 and December 31, 2001




                                                         Unaudited
                                                        September 30     December 31
                                                            2002            2001
                                                            ----            ----

                                     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                   0        $      68
                                                         ---------        ---------
        Total current assets                                     0               68
PATENTED MINING CLAIMS - Note A
                                                         ---------        ---------
        Total Assets                                     $       0        $      68
                                                         =========        =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable-trade                              $  61,858        $  45,784
     Accounts payable-other
            Total current liabilities                       61,858           45,784

STOCKHOLDERS' EQUITY
     Common Stock - par value $.001;
        100,000,000 shares authorized; issued and
        outstanding, 25,836,075 in 2002 and
        80,836,075 in 2001                                  25,836           80,836
     Common stock - escrow - Note B                        (17,196)         (72,196)
     Additional paid-in capital                            370,202          370,202
     Deficit accumulated during development stage         (440,700)        (424,558)
                                                         ---------        ---------
            Total Stockholders' Equity                     (61,858)         (45,716)
                                                         ---------        ---------

            Total Liabilities and Stockholders' Equity   $       0        $      68
                                                         =========        =========


   The accompanying notes are an integral part of these financial statements.


                                        2

                                                         GLOBAL DECS CORP=