Form 10KSB
period 2002-12-31
GLOBAL DECS CORP
filed 2003-03-28
CIK 42050

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2002

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

                     Shares of Common Stock, par value $.002
                     ---------------------------------------
                                (Title of class)

     The issuer has (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or such shorter period as the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 day: Yes   X    No
                                                  -----     -----

     Disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ X ]

     Revenues from continuing operations for the year ended December 31, 2002 were $-0-.

     The aggregate market value of voting common stock held by non affiliates was $-0- on March 15, 2003, based on the price at which the stock was sold or the average bid and ask price of such stock on that day. As of March 15, 2003, 62,537,075 shares of the issuer's common stock, par value $.001, were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     None.

            Transitional Small Business Disclosure Format: Yes       No   X
                                                               -----    -----

                                GLOBAL DECS CORP.
                                TABLE OF CONTENTS
                            FORM 10-KSB ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 2002

Item                                                                     Page
----                                                                     ----

PART I

1.       Description of Business                                           1

2.       Description of Property                                           7

3.       Legal Proceedings                                                 8

4.       Submission of Matters to a Vote of Security Holders               8

PART II

5.       Market for Common Equity and Related  Stockholder Matters         8

6.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      8

7.       Financial Statements                                              9

8.       Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure                                 20

PART III

9.       Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16 (a) of the Exchange Act       20

10.      Executive Compensation                                            22

11.      Security Ownership of Certain Beneficial Owners and Management    23

12.      Certain Relationships and Related Transactions                    23

13.      Exhibits and Reports on Form 8-K                                  24

14.      Controls and Procedures                                           24

15.      Signatures and Certifications                                     26

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

     In June, 2001, the Company entered into a Plan and Agreement of Reorganization with Emission Controls Corp. ("ECC") pursuant to which, ECC was to acquire control of the Company through purchasing control shares for cash and securities. The Company issued into escrow 17,195,850 shares of its common stock as a part of the plan of reorganization. The plan was rescinded in October, 2001 but the 17,195,850 shares remain outstanding and have not yet been cancelled.

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

     As of December 31, 2002 the Company had not identified any business opportunity that it planned to pursue, nor had the Company reached any agreement or definitive understanding with any person concerning an acquisition.

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

Administrative Offices

     The Company currently maintains its executive offices at 3300 Inverrary Blvd., Suite E, Lauderhill, Florida 33319. The Company does not currently maintain any other facilities.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company has no property. The Company does maintain offices at 3300 Inverrary Blvd., Suite E, Lauderhill, Florida 33319.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company's stockholders during the quarter ended December 31, 2002.

                                     PART II
                                     -------

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

Results of Operations

     During the period from August 19, 1907 (inception) through December 31, 2002, the Company has accumulated a deficit of $424,558. During this period, the Company has engaged in no significant operations other than organizational activities, acquisition of capital, compliance with its periodical reporting requirements, limited mineral and mining properties acquisitions, and recent efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

     For the fiscal year ending December 31, 2002, the Company incurred a loss as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues. It may also continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

Plan of Operations and Need for Additional Financing

     During the fiscal year ending December 31, 2002, the Company continued with efforts to seek, investigate, and, if warranted, acquire one or more properties or businesses. The Company also plans to file all required periodical reports and to maintain its status as a fully-reporting Company under the Securities Exchange Act of 1934. In order to proceed with its plans for the next year, it is anticipated that the Company will require additional capital in order to meet its cash needs. These include the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended, as well as any costs the Company may incur in seeking business opportunities.

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

ITEM 7.  FINANCIAL STATEMENTS.

         Index to Financial Statements:
                                                                       Page
                                                                       ----

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

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                          Hunter, Atkins & Russell, PLC
                          Certified Public Accountants





                          Independent Auditors' Report


To the Stockholders and Board of Directors
Global DECS Corp. (formerly The Gold Chain Mining Company)
Ft. Pierce, Florida

We have audited the accompanying balance sheet of Global DECS Corp. (the "Company"), formerly The Gold Chain Mining Company, a development stage company, as of December 31, 2002, and the related statements of income, cash flows and changes in stockholders' equity deficit) for the year ended December 31, 2002, and the periods from August 19, 1907 (inception) through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not examine the financial statements of the Company prior to January 1, 2002, and these statements were audited by the other auditors whose report dated April 16, 2001, has been furnished to us and contained a paragraph describing their concerns regarding the ability of the Company to continue as a going concern.

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

In our opinion, based on our report and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Global DECS Corp. as of December 31, 2002 and the results of its operations and its cash flows for the year ended December 31, 2002, and the periods from August 19, 1907 (inception) through December 31, 2002, in conformity with generally accepted accounting principles in the United States of America.

As discussed in Note A to the financial statements, the Company has been in the development stage since its inception on August 19, 1907, and the primary activities include establishing its operations and raising capital to fund its activities. The Company incurred losses since inception to December 31, 2002, of $441,701 and its current liabilities exceeded its current assets by $61,858.

Realization of a major portion of its assets is dependent upon the Company's ability to meet its future financing requirements and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might arise as a result of this uncertainty.



/s/ Hunter, Atkins & Russell
Hunter, Atkins & Russell, PLC
February 27, 2003


         5805 North Grand Blvd., Suite D, Oklahoma City, Oklahoma 73118
                    Telephone: 405 843-3964 Fax: 405 843-9975

                                GLOBAL DECS CORP.
                          (A Development Stage Company)
                                  Balance Sheet
                           December 31, 2001 and 2002




                                                               December 31,
                                    ASSETS                  2002        2001
                                                            ----        ----
CURRENT ASSETS
     Cash and cash equivalents                           $       0    $      68
                                                         ---------    ---------
        Total current assets                             $       0    $      68
                                                         ---------    ---------
PATENTED MINING CLAIMS - Note A
                                                         ---------    ---------
        Total Assets                                     $       0    $      68
                                                         =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable-trade                              $  61,858    $  45,784
     Accounts payable-other
                                                         ---------    ---------
            Total current liabilities                       65,858       45,784

STOCKHOLDERS' EQUITY
     Common Stock - par value $.001;
        100,000,000 shares authorized; issued and
        outstanding, 62,537,075 in 2002 and
        80,836,075 in 2001                                  62,537       80,836
     Common stock - escrow - Note B                        (52,896)     (72,196)
     Additional paid-in capital                            370,202      370,202
     Deficit accumulated during development stage         (441,701)    (424,558)
                                                         ---------    ---------
            Total Stockholders' Equity                     (61,858)     (45,716)
                                                         ---------    ---------

            Total Liabilities and Stockholders' Equity   $      68    $      68
                                                         =========    =========


   The accompanying notes are an integral part of these financial statements.




                                                 GLOBAL DECS CORP.
                                           (A Development Stage Company)
                                              Statement of Operations
                        From August 19, 1907 (inception) through December 31, 2001 and 2002 and for the Year Ended December 31, 2002




                                                      Year Ended                    From August 19, 1907
                                                      December 31,            (inception) through December 31,
                                                      ------------            --------------------------------
                                                          2002                   2002                   2001

REVENUES                                              $          0           $          0           $          0
OPERATING COSTS AND EXPENSES
     General, selling and administrative                    17,143                467,686                450,543
                                                      ------------           ------------           ------------

OTHER INCOME (EXPENSES)
     Gain from settlement of debt - Note A                                         25,985                 25,985
                                                      ------------           ------------           ------------
            Loss before income taxes                       (17,143)              (441,701)              (424,558)
Provision for income taxes                                    --                     --                     --
            Net Loss                                  ($    17,143)          ($   441,701)          ($   397,800)
                                                      ============           ============           ============

Earnings (Loss Per Share)
Basic loss per share                                  $       --
                                                      ============
Diluted loss per share                                $       --
                                                      ============
Weighted average common shares
outstanding                                             41,594,525
                                                      ============



                           The accompanying notes are an integral part of these financial statements.








                                                            GLOBAL DECS CORP.
                                                      (A Development Stage Company)
                                               Statement of Stockholders' Equity (Deficit)
                                       From August 19, 1907 (inception) through December 31, 2002 and for the Year Ended December 31, 2002

                                                                                                           Deficit
                                                                                                         Accumulated
                                                                   Common Stock            Additional       During        Common
                                                             -----------------------        Paid-In      Development      Stock
                                                             Shares           Amount       Capital          Stage         Escrow
                                                             ------           ------       -------          -----         ------

Issuance of common stock for cash ($0.23/share)           1,227,975    $     12,280    $    270,319
Net loss for the year ended December 31, 1995                                                          ($   233,865)
Net loss for the year ended December 31, 1996                                                               (48,834)
Contributions to capital-expenses                                                               106
Net loss for the year ended December 31, 1997                                                                  (106)
Contributions to capital-expenses                                                               100
Net loss for the year ended December 31, 1998                                                                (9,259)
Issuance of common stock for cash
($0.10/share)                                               175,000           1,750          15,750
Issuance of common stock for mining
claims ($0.10/share)                                        600,000           6,000          54,000
Net loss for the year ended December 31, 1999                                                               (80,614)
Issuance of common stock for
services and expenses
($0.35/share)(June 30, 2000)                                250,000           2,500           6,250

Issuance of common stock for cash
($0.35/share) (November 14, 2000)                           100,000           1,000           2,500
Net loss for the year ended December 31, 2000                                                               (25,122)
                                                       ------------    ------------    ------------    ------------    ------------

Balance, December 31, 2000                                2,352,975    $     23,530    $    349,025    ($   397,800)   $          0
Restatement of par value from $0.01 to
$0.001 (June 29, 2001)                                                      (21,177)         21,177
Issuance of stock for services
($0.001/share) (September 1, 2001)                          900,000             900
Issuance of stock for services
($0.001/share) (October 1, 2001)                          1,220,000           1,220
Issuance of stock pursuant to sales contract
($0.001/share) (October 1, 2001)                         17,195,850          17,196                                          17,196
Issuance of stock for services
($0.001/share) (November 2, 2001)                         3,500,000           3,500
Issuance of stock for services
($0.001/share) (November 7, 2001)                           667,250             667
Issuance of stock pursuant to sales contract
($0.001/share) (November 19, 2001)                       55,000,000          55,000                                          55,000

Net loss for the year ended December 31, 2001                                                               (26,758)
                                                       ------------    ------------    ------------    ------------    ------------

Balance, December 31, 2001                               80,836,075    $     80,836    $    370,202    ($   424,558)   $     72,196
                                                       ============    ============    ============    ============    ============
Cancellation of escrowed stock                          (55,000,000)        (55,000)                                        (55,000)
Issuance of stock pursuant to merger agreement
($0.001/share) (October 1, 2002)                         35,700,000          35,700                                          35,700

Issuance of stock for services ($0.001/share)
(October 1, 2002)                                         1,001,000    $      1,001
Net loss for the year ended December 31, 2002                                                               (17,143)
Balance, December 31, 2002                               62,537,075    $     62,537    $    370,202    ($   441,701)   $     52,896
                                                       ============    ============    ============    ============    ============


                               The accompanying notes are an integral part of these financial statements.









                                               GLOBAL DECS CORP.
                                        (A Development Stage Company)
                                           Statement of Cash Flows
                         From August 19, 1907 (inception) through December 31, 2001 and 2002 and for the Year Ended December 31, 2002


                                                              Year Ended              From August 19, 1907
                                                              December 31,      (inception) through December 31,
                                                              ------------      --------------------------------
                                                                 2002                2002                2001
                                                                 ----                ----                ----

Cash flows from operating activities
     Net loss                                                 ($ 26,758)          ($424,558)          ($397,800)

Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation and amortization
        Noncash compensation                                      6,287              32,743              26,456
        Valuation adjustment of mining claims                                        60,000              60,000

Changes in assets and liabilities
        Increase (decrease) in accounts payable                  20,444              45,784              25,340
                                                              ---------           ---------           ---------
        Total adjustments                                        26,731             138,527             111,796
                                                              ---------           ---------           ---------
        Net cash used by operating activities                       (27)           (286,031)           (286,004)

Cash flows from investing activities                                  0                   0                   0

Cash flows from financing activities
     Proceeds from issuance of common stock                           0             286,099             286,099
                                                              ---------           ---------           ---------
Net increase (decrease) in cash and cash equivalents                (27)                 68                  95

Cash and cash equivalents at beginning of period                     95                   0                   0
                                                              ---------           ---------           ---------
Cash and cash equivalents at end of period                    $      68           $      68           $      95
                                                              =========           =========           =========
Supplemental cash flow information:
----------------------------------
Cash paid during the period for interest                      $       0           $       0           $       0
                                                              =========           =========           =========
Cash paid during the period for income taxes                  $       0           $       0           $       0
                                                              =========           =========           =========
Noncash investing and financing activities:
------------------------------------------
During the period September, 2001 through November, 2001, a total of 6,287,250 shares of the Company's common stock was issued as payment for services and consulting fees.

                            The accompanying notes are an integral part of these financial statements.


                                GLOBAL DECS CORP.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2001 and 2002


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

On June 29, 2001, the Company entered into a Plan and Agreement of Reorganization (the "Plan") by share exchange with Emission Controls Corp., a Colorado corporation ("ECC"). Pursuant to the Plan, ECC was to acquire control of the Company by purchasing the controlling stockholders' control shares for cash and securities. The Company preliminarily issued 17,195,850 shares of common stock for the transaction, which were held in escrow pending completion of the reorganization. The plan was rescinded in October, 2001 but the 17,195,850 shares remain outstanding and have not yet been cancelled.

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

On October 1, 2002, the Company issued a total of 35,700,000 shares of its common stock, to be held in escrow, to two corporations in conjunction with a planned merger. The merger was subsequently rescinded. As of the audit date, the stock had not been cancelled and remained in escrow.

Escrow. As of December 31, 2002, a total of 52,895,180 shares were held in an escrow account reflected in these financial statements as a contra-equity account in the equity section of the balance sheet.

NOTE C - INCOME TAXES

The Company's effective income tax benefit for the periods ended December 31, 2001 and 2002 are as follows:

                                                             2002        2001
                                                             ----        ----

    Income tax benefit at federal statutory rate        $  144,350    $ 144,350
    Change in valuation allowance                         (144,350)    (144,350)
                                                          --------     --------

                                                        $       -     $      -

Components of deferred tax assets at December 31, 2001 and 2002 as follows:

    Assets
         Net operating loss carryforward                $  144,350    $ 144,350
         Valuation allowance                              (144,350)    (144,350)
                                                          --------     --------

                                                        $       -     $      -

The valuation allowance increased $5,488 for the period ended December 31, 2002.

A valuation allowance is provided for deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2002, the Company has a net deferred tax asset mainly related to a net operating loss carryforward. As such carryforward can only be used to offset future taxable income, management has fully reserved this net deferred tax asset with a valuation allowance until it is more likely than not that taxable income will be generated.

NOTE D - RELATED PARTY TRANSACTIONS

In September, 2001, the Company satisfied its account payable to a related party in the amount of $24,405 by quitclaiming all of its interest in and to the 29 patented mining claims referred to in Note A above. On October 1, 2002, the Company issued 1,000,000 shares of its common stock to two related parties in exchange for services.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Management -

     The directors and executive officers on December 31, 2002 were as follows:

         Name                         Age      Position(s) with the Company
         ----                         ---      ----------------------------

         Willard G. Weins............ 62       President and Director
         Jimmy L. Mitchell........... 70       Secretary/Treasurer and Director


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


ITEM 10. EXECUTIVE COMPENSATION.

     No officer or director received any remuneration from the Company during the fiscal year. The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

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

                                      Number of Shares            Percent of
  Name and Address                    Owned Beneficially         Class Owned
  ----------------                    ------------------         -----------

Emission Controls Corp.                    18,895,850                 30.2%
3150 S.W. 42nd Avenue
Palm City, FL 349990

All directors and executive                    0                      0.0%
officers(1)


(1) The current management of the Company does not own any shares of stock in the Company.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) The Exhibits listed below are filed as part of this Annual Report.

Exhibit No.       Document
-----------       --------

3.1               Articles of Amendment to the Articles of Incorporation

(b) No reports on Form 8-K were filed by the Company during the last quarter of its fiscal year ending December 31, 2002.


ITEM 14. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES -

     The Company maintains controls and procedures designed to ensure that information required to be disclosed in this report is recorded, processed, accumulated, and reported to its management, including the president and the treasurer, to allow timely decisions regarding the required disclosure. Within the 90 days prior to the filing date of this report, the Company's management, with the participation of its president and its treasurer, performed an evaluation of the effectiveness of the design and operation of these disclosure controls and procedures. Those officers have concluded that such disclosure controls and procedures are effective at ensuring that required information is disclosed in the Company's reports.

CHANGES IN INTERNAL CONTROLS -

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.

ITEM 15.  SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                GLOBAL DECS CORP.


                                                By: /s/  Willard G. Weins
                                                         Willard G. Weins
                                                         President and Director

                                                Dated: March 28, 2003

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By: /s/ Willard G. Weins
Willard G. Weins
President and Director                           Dated: March 28, 2003



By: /s/ Jimmy L. Mitchell
Jimmy L. Mitchell
Treasurer and Director                           Dated: March 28, 2003

                                 CERTIFICATIONS

I, Willard G. Weins, certify that:

1. I have reviewed this annual report on Form 10-KSB of Global DECS Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedure to ensure that material information relating to the registrant, including its consolidated subsidiaries, is make known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures sd of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. Date: March 28, 2003


/s/ Willard G. Weins
Willard G. Weins
President

I, Jimmy L. Mitchell, certify that:

1. I have reviewed this annual report on Form 10-KSB of Global DECS Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedure to ensure that material information relating to the registrant, including its consolidated subsidiaries, is make known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures sd of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003


/s/ Jimmy L. Mitchell
Jimmy L. Mitchell
Treasurer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Global DECS Corp. (the "Company") on Form 10-KSB for the period ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Willard G. Weins, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, That to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Repor fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Willard G. Weins

Willard G. Weins
President
March 28, 2003

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Global DECS Corp. (the "Company") on Form 10-KSB for the period ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jimmy L. Mitchell, Treasurer, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, That to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Repor fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Jimmy L. Mitchell

Jimmy L. Mitchell
Treasurer
March 28, 2003