Form 10KSB/A
period 2002-12-31
GLOBAL DECS CORP
filed 2003-04-17
CIK 42050

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

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

                 3150 S.W. 42nd Avenue, Palm City, Florida 34990
                ------------------------------------------------
               (Address of Principal executive offices) (Zip Code)

                    Issuer's telephone number (772) 221-2532

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

                      DOCUMENTS INCORPORATED BY REFERENCE:

     None.

            Transitional Small Business Disclosure Format: Yes       No   X
                                                               -----    -----

                                GLOBAL DECS CORP.
                                TABLE OF CONTENTS
                            FORM 10-KSB ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 2002

Item                                                                     Page
----                                                                     ----

PART I

1.       Description of Business                                           1

2.       Description of Property                                           7

3.       Legal Proceedings                                                 8

4.       Submission of Matters to a Vote of Security Holders               8

PART II

5.       Market for Common Equity and Related  Stockholder Matters         8

6.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      8

7.       Financial Statements                                              9

8.       Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure                                 20

PART III

9.       Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16 (a) of the Exchange Act       20

10.      Executive Compensation                                            21

11.      Security Ownership of Certain Beneficial Owners and Management    22

12.      Certain Relationships and Related Transactions                    22

13.      Exhibits and Reports on Form 8-K                                  23

14.      Controls and Procedures                                           23

15.      Signatures and Certifications                                     24

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

Administrative Offices

     The Company currently maintains its executive offices at 3150 S.W. 42nd Avenue, Palm City, Florida 34990. The Company does not currently maintain any other facilities.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company has no property. The Company does maintain offices at 3150 S.W. 42nd Avenue, Palm City, Florida 34990.

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
3150 S.W. 42nd Avenue
Palm City, FL 34990

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

     The Company's officers and directors are accruing compensation for their respective services rendered to the Company. Beginning May 15, 2002 each director is to receive a director fee of $200 per month. Furthermore, Mr. Weins is accruing a salary receivable of $5,500 per month. As of the date of filing this report, the Company has no funds available to pay officers or directors. No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the company for the benefit of its employees.

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

                                                Dated: April 16, 2003

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By: /s/ Willard G. Weins
Willard G. Weins
President and Director                           Dated: April 16, 2003

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. Date: April 16, 2003


/s/ Willard G. Weins
Willard G. Weins
President

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

Willard G. Weins
President
April 16, 2003