Form 10QSB
period 2003-03-31
GLOBAL DECS CORP
filed 2003-05-20
CIK 42050

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 for the quarterly period ended March 31, 2003.

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to

                         Commission File Number: 1-1767

                                GLOBAL DECS CORP.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

         Utah                                               87-0267213
 ----------------------                             ---------------------------
(State of Incorporation)                           (I.R.S. Employer I.D. Number)

                    3150 S.W. 42nd Avenue, Palm City, Florida      34990
                     --------------------------------------       --------
                    (Address of Principal executive offices)     (Zip Code)

                    Issuer's telephone number (772) 221-2532

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
Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At May 20, 2003 the following shares of common were outstanding: Common Stock, $0.001 par value, 62,537,075 shares.

Transitional Small Business Disclosure
Format (Check one):
                                  Yes     No  X
                                     -----  -----

Exhibits are indexed at page 10.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

     (a) The financial statements of registrant for the three months ended March 31, 2003, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                                GLOBAL DECS CORP.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS
                          Quarter Ended March 31, 2003



                                    CONTENTS


     Balance Sheet                                                           3
     Statements of Operations                                                4
     Statements of Cash Flows                                                5
     Notes to Financial Statements                                           6

                                GLOBAL DECS CORP.
                          (A Development Stage Company)
                                  Balance Sheet
                      March 31, 2003 and December 31, 2002



                                     ASSETS

                                                         Unaudited
                                                          March 31   December 31
                                                            2003         2002
                                                            ----         ----
CURRENT ASSETS

     Cash and cash equivalents                           $       0    $       0
                                                         ---------    ---------
        Total current assets                                     0            0

PATENTED MINING CLAIMS - Note A                          ---------    ---------
        Total Assets                                     $       0    $       0
                                                         =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Accounts payable-trade                              $  61,858    $  61,858

     Accounts payable-other                              ---------    ---------

            Total current liabilities                       61,858       61,858

STOCKHOLDERS' EQUITY
     Common Stock - par value $.001;
        100,000,000 shares authorized; issued and
        outstanding, 62,537,075 in 2003 and
        62,537,075 in 2002                                  62,537       62,537
     Common stock - escrow - Note B                        (52,896)     (52,896)
     Additional paid-in capital                            370,202      370,202
     Deficit accumulated during development stage         (441,701)    (441,701)
                                                         ---------    ---------
            Total Stockholders' Equity                     (61,858)     (61,858)
                                                         ---------    ---------

            Total Liabilities and Stockholders' Equity   $       0    $       0
                                                         =========    =========


                   The accompanying notes are an integral part
                         of these financial statements.



                                      GLOBAL DECS CORP.
                                (A Development Stage Company)
                                   Statement of Operations
                   From August 19, 1907 (inception) through March 31, 2003
                   and for the Three Months Ended March 31, 2002 and 2003



                                                                            From August 19,
                                                                                 1907
                                                   Three Months               (Inception)
                                                  Ended March 31,               through
                                             -------------------------          March 31,
                                                2003          2002               2003
                                                ----          ----            -----------

REVENUES                                     $         0   $         0        $         0

OPERATING COSTS AND EXPENSES

     General, selling and administrative               0             0            467,686
                                             -----------   -----------        -----------

OTHER INCOME (EXPENSES)

     Gain from settlement of debt - Note A             0             0             25,985
                                             -----------   -----------        -----------
            Loss before income taxes                   0             0           (441,701)
Provision for income taxes                          --            --                 --
                                             -----------   -----------        -----------
            NET LOSS                         $         0   $         0        ($  441,701)
                                             ===========   ===========        ===========

Earnings (Loss Per Share)
Basic loss per share                         $      --     $      --
                                             ===========   ===========
Diluted loss per share                       $      --     $      --
                                             ===========   ===========
Weighted average common shares
outstanding                                   41,594,525    41,594,525
                                             ===========   ===========


                         The accompanying notes are an integral part
                               of these financial statements.

                                              4



                                         GLOBAL DECS CORP.
                                   (A Development Stage Company)
                                      Statement of Cash Flows
                      From August 19, 1907 (inception) through March 31, 2003
                      and for the Three Months Ended March 31, 2002, and 2003



                                                                                   From August 19,
                                                                                        1907
                                                           Three Months              (Inception)
                                                          Ended March 31,              through
                                                       ----------------------         March 31,
                                                          2003         2002             2003
                                                          ----         ----           ---------

Cash flows from operating activities
     Net loss                                          ($      0)   ($      0)        ($441,701)
Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation and amortization
        Noncash compensation                                                             33,744
        Valuation adjustment of mining claims                                            60,000

Changes in assets and liabilities
        Increase (decrease) in accounts payable                                          61,858
                                                       ---------    ---------         ---------
        Total adjustments                                      0            0           155,602
                                                       ---------    ---------         ---------
        Net cash used by operating activities                  0            0          (286,099)

Cash flows from investing activities                           0            0                 0

Cash flows from financing activities
     Proceeds from issuance of common stock                                             286,099
                                                       ---------    ---------         ---------
Net increase (decrease) in cash and cash equivalents           0            0                 0

Cash and cash equivalents at beginning of period               0            0                 0
                                                       ---------    ---------         ---------
Cash and cash equivalents at end of period             $       0    $       0         $       0
                                                       =========    =========         =========
Supplemental cash flow information:
-----------------------------------
Cash paid during the period for interest               $       0    $       0         $       0
                                                       =========    =========         =========
Cash paid during the period for income taxes           $       0    $       0         $       0
                                                       =========    =========         =========


                            The accompanying notes are an integral part
                                  of these financial statements.

                                                 5

                                GLOBAL DECS CORP.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                      March 31, 2003 and December 31, 2002
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

Escrow. As of March 31, 2003, a total of 52,895,180 shares were held in an escrow account reflected in these financial statements as a contra-equity account in the equity section of the balance sheet.

NOTE  C -  INCOME TAXES

The Company's effective income tax benefit for the periods ended March 31, 2002 and 2003 are as follows:

                                                         2003          2002
                                                         ----          ----
     Income tax benefit at federal statutory rate     $  144,350    $  144,350
     Change in valuation allowance                      (144,350)     (144,350)
                                                      ----------    ----------

                                                      $     --      $     --

Components of deferred tax assets at March 31, 2002 and 2003 as follows:

     Assets
          Net operating loss carryforward             $  144,350    $  144,350
          Valuation allowance                           (144,350)     (144,350)
                                                      ----------    ----------

                                                      $     --      $     --

A valuation allowance is provided for deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. At March 31, 2003, the Company has a net deferred tax asset mainly related to a net operating loss carryforward. As such carryforward can only be used to offset future taxable income, management has fully reserved this net deferred tax asset with a valuation allowance until it is more likely than not that taxable income will be generated.

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

Results of Operations

     During the period from August 19, 1907 (inception) through March 31, 2003, the Company has accumulated a deficit of $441,701. During this period, the Company has engaged in no significant operations other than organizational activities, acquisition of capital, compliance with its periodical reporting requirements, limited mineral and mining properties acquisitions, and recent efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

     For the fiscal year ending December 31, 2003, the Company anticipates incurring a loss as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues. It may also continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

Plan of Operations and Need for Additional Financing

     During the fiscal year ending December 31, 2003, the Company plans to continue with efforts to seek, investigate, and, if warranted, acquire one or more properties or businesses. The Company also plans to file all required periodical reports and to maintain its status as a fully-reporting Company under the Securities Exchange Act of 1934. In order to proceed with its plans for the next year, it is anticipated that the Company will require additional capital in order to meet its cash needs. These include the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended, as well as any costs the Company may incur in seeking business opportunities.

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

ITEM 3: CONTROLS AND PROCEDURES

     We rely on controls and procedures to ensure that material information regarding our company and its operations is provided to the public in a timely manner. During the last 90 days, our principal executive and financial officer,

Willard J. Wiens, evaluated the effectiveness of these disclosure controls and procedures and determined that there were no significant deficiencies in these procedures. Also, Mr. Weins did not identify any deficiencies or material weaknesses in our internal controls, nor did he identify fraud that involved management or other employees who had a significant role in our internal controls. He did not find any deficiencies or weaknesses which would require changes to be made or corrective actions to be taken related to our internal controls.

                         PART 2 - FINANCIAL INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)

     99.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)

          No reports on Form 8-K were filed by the Company during this quarter ending March 31, 2003.


SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            GLOBAL DECS CORP.


                                            By:  /s/  Willard J. Weins
                                               -------------------------------
                                                      Willard J. Weins
                                                      President and
                                                      Chief Executive Officer

                                            Dated: May 20, 2003

                                  CERTIFICATION

     I, Willard G. Weins, President and Chief Executive Officer of Global DECS Corp., certify that I am the only executive officer of the Company and that:

1.   I have reviewed this quarterly report on Form 10-QSB of Global DECS Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 20, 2003


By:  /s/  Willard G. Weins
   --------------------------
          Willard G. Weins
          President and Director