Form 10QSB
period 2003-06-30
GLOBAL DECS CORP
filed 2003-08-26
CIK 42050

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  for the quarterly period ended June 30, 2003.

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At August 25, 2003 the following shares of common were outstanding: Common Stock, $0.001 par value, 28,537,075 shares.

Transitional Small Business Disclosure
Format (Check one):

                              Yes     No  X
                                 -----  -----
Exhibits are indexed at page 10.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

     (a) The financial statements of registrant for the three months ended June 30, 2003, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                                GLOBAL DECS CORP.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS
                           Quarter Ended June 30, 2003



                                    CONTENTS


Balance Sheet                                                             3
Statements of Operations                                                  4
Statements of Cash Flows                                                  5
Notes to Financial Statements                                             7

                                GLOBAL DECS CORP.
                          (A Development Stage Company)
                                  Balance Sheet
                                  June 30, 2003

                                                                      Unaudited
                                                                       June 30,
                                                                         2003
                                                                         ----
                                     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                        $       0
                                                                      ---------
          Total  current assets                                               0

PATENTED MINING CLAIMS - Note A
                                                                      ---------

          Total Assets                                                $       0
                                                                      =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable-trade                                           $       0
     Accounts payable-other
                                                                      ---------
          Total  current liabilities                                          0

STOCKHOLDERS' EQUITY
     Common stock - par value $.001;
        100,000,000 shares authorized;
       28,537,075 shares issued and outstanding                          28,537
     Common stock-escrow - Note B                                       (18,896)
     Additional paid-in capital                                         370,202
     Deficit accumulated during the development stage                  (379,843)
                                                                      ---------
          Total  stockholders'
equity                                                                        0
                                                                      ---------

          Total Liabilities and Stockholders' Equity                  $       0
                                                                      =========


   The accompanying notes are an integral part of these financial statements.



                                       GLOBAL DECS CORP.
                                 (A Development Stage Company)
                                    Statement of Operations
                    From August 19, 1907 (inception) through June 30, 2003
                          and for the Six Months Ended June 30, 2003



                                                                              From August 19, 1907
                                                  Six Months Ended June 30,       (Inception)
                                                  -------------------------         through
                                                     2003          2002           June 30, 2003
                                                     ----          ----           -----------

REVENUES                                          $         0   $         0       $         0

OPERATING COSTS AND EXPENSES
          General, selling, and administrative              0        16,142           467,686
                                                  -----------   -----------       -----------

OTHER INCOME (EXPENSES)
          Gain from settlement of debt - Note A        61,858                          87,843
                                                  -----------   -----------       -----------

          Gain (Loss) before income taxes              61,858       (16,142)         (379,843)

Provision for income taxes                               --            --                --
                                                  -----------   -----------       -----------

          NET INCOME (LOSS)                       $    61,858   $   (16,142)      $  (379,843)
                                                  ===========   ===========       ===========


Earnngs (Loss) Per Share:
Basic loss per share                              $      --     $      --
                                                  ===========   ===========

Diluted loss per share                            $      --     $      --
                                                  ===========   ===========

Weighted average common shares outstanding         41,594,525     2,352,975
                                                  ===========   ===========


          The accompanying notes are an integral part of these financial statements.

                                               4



                                        GLOBAL DECS CORP.
                                   (A Development Stage Company)
                                      Statement of Cash Flows
                             From August 19, 1907 (inception) through
                            June 30, 2003 and for the Six Month Periods
                                   Ended June 30, 2002 and 2003



                                                                                   From August 19,
                                                                                        1907
                                                      Six Months Ended June 30,     (Inception)
                                                      -------------------------        through
                                                          2003         2002         June 30, 2003
                                                          ----         ----         -------------
Cash flows from operating activities
     Net gain (loss)                                   $  61,858    $ (16,142)        $(379,843)

Adjustments to reconcile net income to net cash
     provided by operating activities:
          Depreciation and amortization
          Noncash compensation                                                           33,744
          Valuation adjustment of mining claims                                          60,000
Changes in assets and liabilities
          Increase (decrease) in accounts payable        (61,858)      16,074                 0
                                                       ---------    ---------         ---------
          Total adjustments                              (61,858)      16,074            93,744
                                                       ---------    ---------         ---------

          Net cash used by operating activities                0          (68)         (286,099)

Cash flows from investing activities                           0            0                 0

Cash flows from financing activities
          Proceeds from issuance of common stock                                        286,099
                                                       ---------    ---------         ---------

Net increase (decrease) in cash and cash equivalents           0          (68)                0

Cash and cash equivalents at beginning of period               0           68                 0
                                                       ---------    ---------         ---------

Cash and cash equivalents at end of period             $       0    $       0         $       0
                                                       =========    =========         =========

Supplemental cash flow information:
Cash paid during the period for interest               $       0    $       0         $       0
                                                       =========    =========         =========

Cash paid during the period for income taxes           $       0    $       0         $       0
                                                       =========    =========         =========


                  See accountants' report and notes to the financial statements.

                                                5



                                          GLOBAL DECS CORP.
                                    (A Development Stage Company)
                             Statement of Stockholders' Equity (Deficit)
                       From August 19, 1907 (inception) through June 30, 2003
                                             (Unaudited)



                                                                              Common Stock
                                                                              ------------
                                                                         Shares          Amount
                                                                      ------------    ------------
Issuance of common stock for cash ($0.23/share)                          1,227,975    $     12,280

Net loss for the year ended December 31, 1995

Net loss for the year ended December 31, 1996

Contributions to capital-expenses

Net loss for the year ended December 31, 1997

Contributions to capital-expenses

Net loss for the year ended December 31, 1998

Issuance of common stock for cash ($0.10/share)                            175,000           1,750

Issuance of common stock for mining claims ($0.10/share)                   600,000           6,000

Net loss for the year ended December 31, 1999

Issuance of common stock for services and expenses
  ($0.035/share)(June 30, 2000)                                            250,000           2,500

Issuance of common stock for cash ($0.035/share)(November 14, 2000)        100,000           1,000

Net loss for the year ended December 31, 2000


Balance, December 31, 2000                                               2,352,975    $     23,530

Restatement of par value from $0.01 to $0.001 (June 29, 2001)                              (21,177)

Issuance of stock for services ($0.001/share)(September 1, 2001)           900,000             900

Issuance of stock for services ($0.001/share)(October 1, 2001)           1,220,000           1,220

Issuance of stock pursuant to sales contract ($0.001/share)
  (October 1, 2001)                                                     17,195,850          17,196

Issuance of stock for services ($0.001/share)(November 2, 2001)          3,500,000           3,500

Issuance of stock for services ($0.001/share)(November 7, 2001)            667,250             667

Issuance of stock pursuant to sales contract ($0.001/share)
  (November 19, 2001)                                                   55,000,000          55,000

Net loss for the year ended December 31, 2001


Balance, December 31, 2001                                              80,836,075    $     80,836

Cancellation of escrowed stock                                         (55,000,000)        (55,000)

Issuance of stock persuant to merger agreement($0.001/share)
  (October 1, 2002)                                                     35,700,000          35,700

Issuance of stock for services($0.001/share)(October 1, 2002)            1,001,000           1,001

Net loss for the year ended December 31, 2002
                                                                      ------------    ------------

Balance, December 31, 2002                                              62,537,075    $     62,537

Cancellation of escrowed stock                                         (34,000,000)   $    (34,000)

Net gain for the period ended June 30, 2003
                                                                      ------------    ------------

Balance, June 30, 2003                                                  28,537,075    $     28,537
                                                                      ============    ============

                                                6

                                                  GLOBAL DECS CORP.
                                            (A Development Stage Company)
                                     Statement of Stockholders' Equity (Deficit)
                               From August 19, 1907 (inception) through June 30, 2003
                                                     (Unaudited)
                                                     (Continued)

                                                                                         Deficit
                                                                                       Accumulated
                                                                       Additional        During          Common
                                                                        Paid-in        Development       Stock
                                                                        Capital          Stage           Escrow
                                                                      ------------    ------------    ------------
Issuance of common stock for cash ($0.23/share)                       $    270,319

Net loss for the year ended December 31, 1995                                         $   (233,865)

Net loss for the year ended December 31, 1996                                              (48,834)

Contributions to capital-expenses                                              106

Net loss for the year ended December 31, 1997                                                 (106)

Contributions to capital-expenses                                              100

Net loss for the year ended December 31, 1998                                               (9,259)

Issuance of common stock for cash ($0.10/share)                             15,750

Issuance of common stock for mining claims ($0.10/share)                    54,000

Net loss for the year ended December 31, 1999                                              (80,614)

Issuance of common stock for services and expenses
  ($0.035/share)(June 30, 2000)                                              6,250

Issuance of common stock for cash ($0.035/share)(November 14, 2000)          2,500

Net loss for the year ended December 31, 2000                                              (25,122)
                                                                                      ------------    ------------

Balance, December 31, 2000                                            $    349,025    $   (397,800)   $          0

Restatement of par value from $0.01 to $0.001 (June 29, 2001)               21,177

Issuance of stock for services ($0.001/share)(September 1, 2001)

Issuance of stock for services ($0.001/share)(October 1, 2001)

Issuance of stock pursuant to sales contract ($0.001/share)
  (October 1, 2001)                                                                                         17,196

Issuance of stock for services ($0.001/share)(November 2, 2001)

Issuance of stock for services ($0.001/share)(November 7, 2001)

Issuance of stock pursuant to sales contract ($0.001/share)
  (November 19, 2001)                                                                                       55,000

Net loss for the year ended December 31, 2001                                              (26,758)
                                                                                      ------------    ------------

Balance, December 31, 2001                                            $    370,202    $   (424,558)   $     72,196

Cancellation of escrowed stock                                                                             (55,000)

Issuance of stock persuant to merger agreement($0.001/share)
  (October 1, 2002)                                                                                         35,700

Issuance of stock for services($0.001/share)(October 1, 2002)

Net loss for the year ended December 31, 2002                                              (17,143)
                                                                      ------------    ------------    ------------

Balance, December 31, 2002                                            $    370,202    $   (441,701)   $     52,896

Cancellation of escrowed stock                                                                        $    (34,000)

Net gain for the period ended June 30, 2003                                                 61,858
                                                                      ------------    ------------    ------------
Balance, June 30, 2003                                                $    370,202    $   (379,843)   $     18,896
                                                                      ============    ============    ============

                     The accompanying notes are an integral part of these financial statements.

                                                      6(Con't)

                                GLOBAL DECS CORP.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                       June 30, 2003 and December 31, 2002
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

Other. On October 1, 2001, the Company issued 17,195,180 shares of its common stock to a corporation to be held in escrow. Such stock is being held by the Company's transfer agent pending instructions from the Company. On November 19, 2001, the Company issued 55,000,000 shares of its common stock pursuant to a contract dated November 19, 2001. Under the terms of the Legal Settlement and Release dated May 16, 2002, the entire 55,000,000 shares have been returned to the Company and cancelled.

On October, 2002, the Company issued a total of 35,700,000 shares of its common stock, to be held in escrow, to two corporations in conjunction with a planned merger. The merger was subsequently rescinded. As of June 30, 2003, all 35,700,000 shares had been cancelled, however, confirmation by the transfer agent of cancellation of 1,700,000 of these shares was still pending as of June 30, 2003.

Escrow. As of June 30, 2003, a total of 18,895,850 shares were held in an escrow account reflected in these financial statements as a contra-equity account in the equity section of the balance sheet. Of this amount, 1,700,000 have been cancelled pending confirmation from the transfer agent. See Note E - Subsequent Events for subsequent material transactions.


NOTE  C -  INCOME TAXES

The Company's effective income tax benefit for the periods ended June 30, 2002 and 2003 are as follows:

                                                       2002            2003
                                                     ---------       ---------
     Income tax benefit at federal statutory rate    $ 144,350       $ 129,147
     Change in valuation allowance                    (144,350)       (129,147)
                                                     ---------       ---------

                                                     $    --         $    --

Components of deferred tax assets at June 30, 2002 and 2003 as follows:

     Assets
          Net operating loss carryforward            $ 144,350       $ 129,147
          Valuation allowance                         (144,350)       (129,147)
                                                     ---------       ---------

                                                     $    --         $    --

The valuation allowance increased $5,488 for the period ended June 30, 2002 and decreased $21,032 for the period ended June 30, 2003.

A valuation allowance is provided for deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. At June 30, 2002 and 2003, the Company has a net deferred tax asset mainly related to a net operating loss carryforward. As such carryforward can only be used to offset future taxable income, management has fully reserved this net deferred tax asset with a valuation allowance until it is more likely than not that taxable income will be generated.


NOTE D - RELATED PARTY TRANSACTIONS

In September, 2001, the Company satisfied it account payable to a related party in the amount of $24,405 by quitclaiming all of its interest in and to the 29 patented mining claims referred to in Note A above.


NOTE E - SUBSEQUENT EVENTS

On August 19, 2003, the Company has entered into an agreement to merger with Western Sierra Mining, Inc. The specific terms of the merger agreement have not been worked out.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

     The Company is in the development stage and has no significant operations.

Results of Operations

     During the period from August 19, 1907 (inception) through June 30, 2003, the Company has accumulated a deficit of $379,843. During this period, the Company has engaged in no significant operations other than organizational activities, acquisition of capital, compliance with its periodical reporting requirements, limited mineral and mining properties acquisitions, and recent efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

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

Plan of Operations and Need for Additional Financing

     During the fiscal year ending December 31, 2003, the Company plans to continue with efforts to seek, investigate, and, if warranted, acquire one or more properties or businesses. The Company also plans to file all required periodical reports and to maintain its status as a fully- reporting Company under the Securities Exchange Act of 1934. In order to proceed with its plans for the next year, it is anticipated that the Company will require additional capital in order to meet its cash needs. These include the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended, as well as any costs the Company may incur in seeking business opportunities.

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

ITEM 3: CONTROLS AND PROCEDURES

     We rely on controls and procedures to ensure that material information regarding our company and its operations is provided to the public in a timely manner. During the last 90 days, our principal executive and financial officer, Michael Chaffee, evaluated the effectiveness of these disclosure controls and procedures and determined that there were no significant deficiencies in these procedures. Also, Mr. Chaffee did not identify any deficiencies or material weaknesses in our internal controls, nor did he identify fraud that involved management or other employees who had a significant role in our internal controls. He did not find any deficiencies or weaknesses which would require changes to be made or corrective actions to be taken related to our internal controls.

                         PART 2 - FINANCIAL INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) 99.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) No reports on Form 8-K were filed by the Company during this quarter ending June 30, 2003.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            GLOBAL DECS CORP.


                                            By:  /s/  Michael Chaffee
                                               --------------------------------
                                                      Michael Chaffee
                                                      President and
                                                      Chief Executive Officer

                                            Dated: August 26, 2003

                                  CERTIFICATION

     I, Michael Chaffee, President and Chief Executive Officer of Global DECS Corp., certify that I am the only executive officer of the Company and that:

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

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date; and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as the Evaluation Date.

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

Date: August 26, 2003


By:  /s/  Michael Chaffee
   -------------------------------
          Michael Chaffee
          President and Director