Form 10QSB
period 2003-09-30
GLOBAL DECS CORP
filed 2003-11-18
CIK 42050

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
               for the quarterly period ended September 30, 2003.

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At November 14, 2003 the following shares of common were outstanding: Common Stock, $0.001 par value, 28,537,075 shares.

Transitional Small Business Disclosure
Format (Check one):
                                Yes     No  X
                                   -----  -----

Exhibits are indexed at page 10.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

     (a) The financial statements of registrant for the three months ended September 30, 2003, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                                GLOBAL DECS CORP.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS
                        Quarter Ended September 30, 2003



                                    CONTENTS


     Balance Sheet                                                          3
     Statements of Operations                                               4
     Statements of Cash Flows                                               5
     Notes to Financial Statements                                          6

                                GLOBAL DECS CORP.
                          (A Development Stage Company)
                                  Balance Sheet
                               September 30, 2003

                                                                  Unaudited
                                                                September 30,
                                                                    2003
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




                                                    GLOBAL DECS CORP.
                                              (A Development Stage Company)
                                                 Statement of Operations
                               From August 19, 1907 (inception) through September 30, 2003 and for the Three and Nine Months Ended September 30, 2002 and 2003



                                                                                                             From
                                                                                                        August 19, 1907
                                               Three Months Ended              Nine Months Ended          (Inception)
                                               -------------------           --------------------           through
                                                  September 30,                  September 30,           September 30,
                                               2003           2002           2003            2002            2003
                                               ----           ----           ----            ----            ----
REVENUES                                   $          0   $          0   $          0    $          0    $          0

OPERATING COSTS AND
EXPENSES
     General, selling and administrative              0              0              0          16,142         467,686
                                           ------------   ------------   ------------    ------------    ------------
OTHER INCOME (EXPENSES)
     Gain from settlement of debt -                                                                            87,843
                                           ------------   ------------   ------------    ------------    ------------
     Note A
            Loss before income taxes                  0              0        (61,858)        (16,142)       (379,843)

Provision for income taxes                         --             --             --              --              --
                                           ------------   ------------   ------------    ------------    ------------

            NET LOSS                       $          0              0   ($    61,858)   ($    16,142)   ($   379,843)
                                           ============   ============   ============    ============    ============

Earnings (Loss) Per Share
Basic loss per share                       $       --     $       --     $       --      $       --
                                           ============   ============    ============    ============
Diluted loss per share                     $       --     $       --     $       --      $       --
                                           ============   ============    ============    ============
Weighted average common shares
outstanding                                  41,594,525      2,352,975     41,594,525       2,352,975
                                           ============   ============    ============    ============



                       The accompanying notes are an integral part of these financial statements.

                                                            4



                                                   GLOBAL DECS CORP.
                                             (A Development Stage Company)
                                                Statement of Cash Flows
                              From August 19, 1907 (inception) through September 30, 2003 and for the Nine Month Periods Ended September 30, 2002 and 2003



                                                                             Nine Months         From August 19, 1907
                                                                          Ended September 30,     (Inception) through
                                                                           2003         2002       September 30, 2003
                                                                           ----         ----       ------------------
Cash flows from operating activities
     Net gain (loss)                                                    $  61,858    $ (16,142)        $(379,843)

Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization
          Noncash compensation                                                                            33,744
          Valuation adjustment of mining claims                                                           60,000
Changes in assets and liabilities
          Increase (decrease) in accounts payable                         (61,858)      16,074                 0
                                                                        ---------    ---------         ---------
          Total adjustments                                               (61,858)      16,074            93,744
                                                                        ---------    ---------         ---------

          Net cash used by operating activities                                 0          (68)         (286,099)

Cash flows from investing activities                                            0            0                 0

Cash flows from financing activities
          Proceeds from issuance of common stock                                                         286,099
                                                                        ---------    ---------         ---------

Net increase (decrease) in cash and cash equivalents                            0          (68)                0

Cash and cash equivalents at beginning of period                                0           68                 0
                                                                        ---------    ---------         ---------

Cash and cash equivalents at end of period                              $       0    $       0         $       0
                                                                        =========    =========         =========

Supplemental cash flow information:
Cash paid during the period for interest                                $       0    $       0         $       0
                                                                        =========    =========         =========

Cash paid during the period for income taxes                            $       0    $       0         $       0
                                                                        =========    =========         =========


                            See accountants' report and notes to the financial statements.

                                                           5

                                                         GLOBAL DECS CORP.
                                                   (A Development Stage Company)
                                            Statement of Stockholders' Equity (Deficit)
                                    From August 19, 1907 (inception) through September 30, 2003
                                                            (Unaudited)                                Deficit
                                                                                                     Accumulated
                                                                                      Additional        During          Common
                                                             Common Stock              Paid-in       Development        Stock
                                                        Shares          Amount         Capital          Stage           Escrow
                                                     ------------    ------------    ------------    ------------    ------------
Issuance of common stock for cash ($0.23/share)         1,227,975    $     12,280    $    270,319

Net loss for the year ended December 31, 1995                                                        $   (233,865)

Net loss for the year ended December 31, 1996                                                             (48,834)

Contributions to capital-expenses                                                             106

Net loss for the year ended December 31, 1997                                                                (106)

Contributions to capital-expenses                                                             100

Net loss for the year ended December 31, 1998                                                              (9,259)

Issuance of common stock for cash ($0.10/share)           175,000           1,750          15,750

Issuance of common stock for mining claims
($0.10/share)                                             600,000           6,000          54,000

Net loss for the year ended December 31, 1999                                                             (80,614)

Issuance of common stock for services and expenses
($0.035/share)(June 30, 2000)                             250,000           2,500           6,250

Issuance of common stock for cash ($0.035/share)
(November 14, 2000)                                       100,000           1,000           2,500

Net loss for the year ended December 31, 2000                                                             (25,122)
                                                                                                     ------------    ------------
Balance, December 31, 2000                              2,352,975    $     23,530    $    349,025    $   (397,800)   $          0

Restatement of par value from $0.01 to $0.001
(June 29, 2001)                                                           (21,177)         21,177

Issuance of stock for services ($0.001/share)
(September 1, 2001)                                       900,000             900

Issuance of stock for services ($0.001/share)
(October 1, 2001)                                       1,220,000           1,220

Issuance of stock pursuant to sales contract
($0.001/share)(October 1, 2001)                        17,195,850          17,196                                          17,196

Issuance of stock for services ($0.001/share)
(November 2, 2001)                                      3,500,000           3,500

Issuance of stock for services ($0.001/share)
(November 7, 2001)                                        667,250             667

Issuance of stock pursuant to sales contract
($0.001/share) (November 19, 2001)                     55,000,000          55,000                                          55,000

Net loss for the year ended December 31, 2001                                                             (26,758)
                                                                                                     ------------    ------------
Balance, December 31, 2001                             80,836,075    $     80,836    $    370,202    $   (424,558)   $     72,196

Cancellation of escrowed stock                        (55,000,000)        (55,000)                                        (55,000)

Issuance of stock persuant to merger agreement
($0.001/share)(October 1, 2002)                        35,700,000          35,700                                          35,700

Issuance of stock for services($0.001/share)
(October 1, 2002)                                       1,001,000           1,001

Net loss for the year ended December 31, 2002                                                             (17,143)
                                                     ------------    ------------    ------------    ------------    ------------
Balance, December 31, 2002                             62,537,075    $     62,537    $    370,202    $   (441,701)   $     52,896

Cancellation of escrowed stock                        (34,000,000)   $    (34,000)   $    (34,000)

Net gain for the period ended September 30, 2003                                                           61,858
                                                     ------------    ------------    ------------    ------------    ------------
Balance, September 30, 2003                            28,537,075    $     28,537    $    370,202    $   (379,843)   $     18,896
                                                     ============    ============    ============    ============    ============
                            The accompanying notes are an integral part of these financial statements.

                                                                 6

                                GLOBAL DECS CORP.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                    September 30, 2003 and December 31, 2002
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

1. Cash and Cash Equivalents
----------------------------

The Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents.

2. Patented Mining Claims
-------------------------

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

3. Revenue Recognition
----------------------

The Company currently has no significant revenues as it is still in the development stage.

4. Income Taxes
---------------

Deferred income taxes are provided on temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements that will result in taxable or deductible amounts in future years. Deferred income tax assets or liability are determined by applying the presently enacted tax rates and laws.

5. Use of Estimates
-------------------

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect certain reported amounts and disclosures, accordingly, actual results could differ from those estimates.

6. SEC Filings
--------------

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

On October, 2002, the Company issued a total of 35,700,000 shares of its common stock, to be held in escrow, to two corporations in conjunction with a planned merger. The merger was subsequently rescinded. As of September 30, 2003, all 35,700,000 shares had been cancelled, however, confirmation by the transfer agent of cancellation of 1,700,000 of these shares was still pending as of September 30, 2003.

Escrow. As of September 30, 2003, a total of 18,895,850 shares were held in an escrow account reflected in these financial statements as a contra-equity account in the equity section of the balance sheet. Of this amount, 1,700,000 have been cancelled pending confirmation from the transfer agent. See Note E - Subsequent Events for subsequent material transactions.


NOTE  C -  INCOME TAXES

The Company's effective income tax benefit for the periods ended September 30, 2002 and 2003 are as follows:

                                                           2002         2003
                                                        ---------    ---------
     Income tax benefit at federal statutory rate       $ 144,350    $ 129,147
     Change in valuation allowance                       (144,350)    (129,147)
                                                        ---------    ---------

                                                        $    -       $    -

Components of deferred tax assets at September 30, 2002 and 2003 as follows:

     Assets
          Net operating loss carryforward               $ 144,350    $ 129,147
          Valuation allowance                            (144,350)    (129,147)
                                                        ---------    ---------

                                                        $    -       $    -

The valuation allowance increased $5,488 for the period ended September 30, 2002 and decreased $21,032 for the period ended September 30, 2003.

A valuation allowance is provided for deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. At September 30, 2002 and 2003, the Company has a net deferred tax asset mainly related to a net operating loss carryforward. As such carryforward can only be used to offset future taxable income, management has fully reserved this net deferred tax asset with a valuation allowance until it is more likely than not that taxable income will be generated.


NOTE D - RELATED PARTY TRANSACTIONS

In September, 2001, the Company satisfied it account payable to a related party in the amount of $24,405 by quitclaiming all of its interest in and to the 29 patented mining claims referred to in Note A above.


NOTE E - PENDING MERGER

On August 19, 2003, the Company entered into an agreement to merge with Western Sierra Mining, Inc. The specific terms of the merger agreement have not been worked out.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

     The Company is in the development stage and has no significant operations.

Results of Operations

     During the period from August 19, 1907 (inception) through September 30, 2003, the Company has accumulated a deficit of $379,843. During this period, the Company has engaged in no significant operations other than organizational activities, acquisition of capital, compliance with its periodical reporting requirements, limited mineral and mining properties acquisitions, and recent efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

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

                         PART 2 - FINANCIAL INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)     31     Certification of Chief Executive Officer Pursuant to 18 U.S.C.
               Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-
               Oxley Act of 2002.

        32     Certification of Chief Executive Officer Pursuant to 18 U.S.C.
               Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) No reports on Form 8-K were filed by the Company during this quarter ending September 30, 2003.

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

Dated: November 18, 2003