Form 10KSB
period 2003-12-31
GLOBAL DECS CORP
filed 2004-04-12
CIK 42050

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2003

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from to____________________

                         Commission File Number: 1-1767

                           WESTERN SIERRA MINING CORP.
                           (FORMERLY GLOBAL DECS CORP)
                  --------------------------------------------
                 (Name of small business issuer in its charter)

          Utah                                                87-0267213
 ----------------------                             ---------------------------
(State of Incorporation)                           (I.R.S. Employer I.D. Number)

                  2750 Cisco Drive South, Lake Havasu City, AZ     86404
                     --------------------------------------      --------
                    (Address of Principal executive offices)    (Zip Code)

                    Issuer's telephone number (928) 680-5513

      Securities registered under Section 12 (b) of the Exchange Act: None

         Securities registered under Section 12 (g) of the Exchange Act:

                     Shares of Common Stock, par value $.001
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

     Disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ X ]

     Revenues from continuing operations for the year ended December 31, 2003 were $-0-.

     The aggregate market value of voting common stock held by non affiliates was $-0- on March 1, 2004. As of March 1, 2004, 24,563,208 shares of the issuer's common stock, par value $.001, were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the Registrant's definitive proxy statement pursuant to Regulation 14C of Securities Exchange Act of 1934 in connection with a special meeting of the Stockholders RE a reverse split of the Registrants outstanding shares and the change of name of the Registrant and acquisition of a private mining company as reported on Form 8K are incorporated by reference into Part III of this Form 10-K.

        Transitional Small Business Disclosure Format: Yes     No  X
                                                          -----  -----

                           WESTERN SIERRA MINING CORP.
                                TABLE OF CONTENTS
                            FORM 10-KSB ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 2003

Item                                                                        Page
--------------------------------------------------------------------------------

PART I

Item #
1.       Description of Business                                              1
2.       Description of Property                                              7
3.       Legal Proceedings                                                    7
4.       Submission of Matters to a Vote of Security Holders                  8

PART II

5.       Market for Common Equity and Related Stockholder Matters             8
6.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         8
7.       Financial Statements                                                 15
8.       Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure                                    26

PART III

9.       Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16 (a) of the Exchange Act          30
10.      Executive Compensation                                               31
11.      Security Ownership of Certain Beneficial Owners and Management       31
12.      Certain Relationships and Related Transactions                       32
13.      Exhibits and Reports on Form 8-K                                     33
14.      Controls and Procedures                                              33
15.      Signatures and Certifications                                        35




The Securities and Exchange Commission maintains an Internet site (HTTP://WWW.SEC.GOV) which contains reports, proxy and information statements, and other information regarding us. Our Form 10-K filed with the Commission includes all exhibits required to be filed with the Commission. Copies of this Form 10-K, not including any of the exhibits listed under Item 14 of the Form 10-K, are available without charge upon request. Please contact us at 928-680-5513 to request copies of the Form 10-K and for information as to the number of pages contained in each of the exhibits and to request copies of the exhibits.

     This report contains forward-looking statements that involve risks and uncertainties, including statements regarding our plans, objectives, goals, strategies and financial performance. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of factors set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations- Cautionary Statement for forward-Looking Information" and elsewhere in this report. Unless the context otherwise requires, "Western", "the Company", "we" "our" and "us" refer to Western Sierra Mining Corp.


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

The Company

     The Company was incorporated under the laws of the State of Utah on August 19, 1907 as The Gold Chain Mining Company. On September 28, 2001 the Company changed its name to Global DECS Corp. On December 4th, 2003, the Company acquired Western Sierra Inc, a private mining company and changed its name to Western Sierra Mining Corp. The Company began as a mineral resource company, whose common stock reported to and was listed on the Intermountain Stock Exchange from 1908 until that exchange closed in 1985. Following the passage of the Securities Act of 1933, as amended (the "1933 Act"), and the Securities Exchange Act of 1934, as amended (the "1934 Act"), the Company also was a reporting company to the SEC under the 1934 Act. We are currently listed with the National Quotation Bureau under the trading symbol WSRM.PK, however, as of December 31st, there has been no trading in the stock.

     Production on the mining and mineral interests acquired by the Company over the years never commenced and we have therefore been considered in the developmental stage. Our principal activities have consisted of planning, establishing sources of production and supply, developing markets and raising capital.

     In June, 2001, the Company entered into a Plan and Agreement of Reorganization with Emission Controls Corp. ("ECC") pursuant to which, ECC was to acquire control of the Company through purchasing control shares for cash and securities. The Company issued into escrow 17,195,850 shares of its common stock as a part of the plan of reorganization. The plan was rescinded in October, 2001.

     In November, 2001, we signed an assignment agreement with a foreign investment company to acquire certain assets of a medical technology company intending to develop and market certain medical products. On November 20, 2001 we filed a Form 8-K to report the asset purchase agreement. The agreement required the Company to issue 55,000,000 shares of the Company's restricted common stock for the medical technology and assets. The agreement was never consummated and has been rescinded and the 55,000,000 shares were cancelled.

     In October of 2003, the shareholders of Global approved a 200 for 1 reverse split as filed with the SEC on Form 14C. (See Item 4, Documents incorporated by Ref and Submission of Matters to a vote of Security holders)

     In December, 2003 Global Decs Corp acquired 100% of the outstanding common stock of a private Oklahoma mining company, Western Sierra, Inc. The transaction required Global to exchange five (5) shares of its newly issued restricted common stock for each share of the outstanding shares of Western Sierra, Inc. At the time of the acquisition, Western Sierra Inc. had four million (4,000,000) restricted common issued and outstanding. The transaction was effective on December 4th, 2003 and the commission was notified on Form 8-K.

     Any securities which the shareholders of Western Sierra Inc, acquired in exchange for its Common Stock are "restricted securities" within the meaning of the Securities Act of 1933, as amended (the "Act").

     With the acquisition of Western Sierra Inc., we are again in the business of acquiring, developing and mining mineral properties. Our primary focus is the development of the Pirita placer concession in Sonora Mexico. In addition, we have entered into a Joint Venture in a contract mining operation at the Picacho mine also located in Sonora Mexico. We will continue to look at other potential placer mining properties which could be found by the Company to be operated commercially to the benefit of our shareholders. (see Item 6, Results of Operations)


The Picacho Joint Venture

     We have entered into a contract with Minera La Escuadra, S.A. DE C.V. to process 35,000 tons of mine dumps located in the Picacho mine. We will split the expenses and the profits (if any) 50%/50% with Minera La Escuadra. Our responsibility to the J-V is to construct a free gold recovery circuit and operate this recovery plant in conjunction with the on-going operation of the Picacho mine.

     The Picacho mine has been in production for many years. We believe that the addition of the recovery circuit constructed by our Company will enhance the overall recovery of the Picacho operation and so will be a valuable benefit to both parties. To date we have spent approximately $ 366,316 on the construction of the processing facility and hope to be able to begin limited operation during the second quarter of 2004. (The plant under construction may be viewed at our web site at westernsierramining.com.) The start of operations may depend on obtaining additional funding.

     While we believe the recovery effort will be beneficial to our net income, there is no assurance that any recovery operation conducted at the Picacho mine can be profitable. In the event this recovery operation can not be come profitable during the first half of 2004, the negative financial impact on our bottom line may well impair our ability to continue operations not only at the Picacho, but at the Pirita as well. (See Item 6 - Issues and Uncertainties)


The Pirita Concession

     Our Company has an option to acquire a mineral concession known as the La Pirita. The La Pirita option was obtained from the current owner Ing. Emilio Acuna Peralta. The Pirita concession is located near the city of Bacoachi, Sonora, Mexico. We are now evaluating the property and all efforts therein are in the exploration stage. We are seeking to identify any commercially viable minerals that may be present on the concession. While the data that has been given to us about the property and its history and the history of the surrounding areas makes us believe the concession may contain viable commercial values of gold and or silver, we do not yet have sufficient information to warrant the establishment of a commercial mineral extraction facility similar to the one just completed at the Picacho. Even in the event that we do develop sufficient information to believe a small prototype production plant is warranted, we may not have the funds to construct such a facility. In any event, we also need to conform to the environmental permitting, rules and regulations for the use of water rights and other regulations under the mining laws of Mexico.

     We are now paying $2000.00 (U.S.) per month to the current owner for the future option to mine the concession. The term of the option is for seven months or until June 5th, 2004 . At that time under the present option agreement, we will need to pay an additional one million dollars ($1,000,000) to complete the acquisition. How the one million dollars is to be paid is subject to a formal agreement between our company and Mr. Acuna.


No Rights of Dissenting Shareholders

     The Company does not intend to provide Company shareholders with complete disclosure documentation including audited financial statements, concerning a possible target company prior to acquisition, because the Utah Business Corporation Act vests authority in the Board of Directors to decide and approve matters involving acquisitions within certain restrictions. Any transaction would be structured as an acquisition, not a merger, with the Registrant being the parent company and the acquiree being merged into a wholly owned subsidiary. Therefore, a shareholder will have no right of dissent under Utah law.

Administrative Offices

     The Company currently maintains its executive offices at 2750 Cisco Drive South, Lake Havasu City, Arizona, 86403. The Company maintains a repair and mobilization facility at 805 North Douglas Av., Douglas, Arizona 85607. Both properties are subject to a "month to month" rental agreement with their respective owners.

Employees

     The Company is a development stage company and currently has a limited number of fulltime and part time U.S. and Mexican employees. We maintain an average of nine fulltime and four part time employees at the operation in Douglas Arizona and six to eight part time Mexican employees at the production facility at the Picacho mine. The Company currently uses consultants, attorneys and accountants on an as needed basis. We may also enter into long-term contracts with key management persons, but that will depend upon the outcome of the current processing contract work at the Picacho mine. See "Executive Compensation" and under "Certain Relationships and Related Transactions."

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

2. Need For Additional Financing. The Company has very limited funds, and such funds may not be adequate to complete our joint-venture contract mining project, nor to develop any additional concession that we may be able to acquire. We plan to use the cash flow from the contract mining to pay a portion of the incurred debt to construct the facility and to ensure the development of the Pirita. In the event there is any delay in the operation of the plant or for any reason it does not provide the income expected, we would need to seek outside capital to complete the project or to develop the Pirita. Even with the best possible outcome at the Picacho, the ultimate success of the Company may depend upon our ability to raise additional capital. The Company has not investigated the availability, source, or terms that might govern the acquisition of additional capital and will not do so until we can determines a need for additional financing. If additional capital is needed, there is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to the Company. If not available, the Company's operations will be limited to those that can be financed with its modest capital.

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

     Shareholders should be aware that, according to the Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The Company's management is aware of the abuses that have occurred historically in the penny stock market. Although the Company does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to the Company's securities.

4. Lack of Operating History. Although the Company was formed in 1907, it has never had significant operations and should be considered a development stage company. Due to the special risks inherent in the investigation, acquisition, or involvement in its current or new business opportunity, the Company must be regarded as a new or start-up venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

5. No Assurance of Success or Profitability. We are a development stage company. While our exploration data tends to suggest the presents of good grades of gold and silver within the areas we are working, there is no data to confirm that any commercial values of gold, silver or any other minerals exist on the La Pirita or any other property or concession that we may be evaluating. Further, we have not yet been able to place the recovery plant at the Picacho mine in operation. Therefore we have no assurance the operation will effectively remove gold or silver (assuming these minerals do exist in the material to be processed) or that the plant can be operated at profit.

6. Lack of Diversification. Because of the limited financial resources that the Company has, it is unlikely that the Company will be able to diversify its acquisitions or operations. The Company's probable inability to diversify its activities into more than one area will subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

7. Other Regulation. The business of the Company, mining, is a business that is subject to regulation or licensing by federal, state, or local authorities both in the United States and Mexico . Compliance with such regulations and licensing can be expected to be a time-consuming, expensive process and may limit other investment opportunities of the Company.

8. Dependence upon Management; Limited Participation of Management. The Company currently has individuals who are serving as its officers and directors on a part time basis. The Company will be heavily dependent upon their skills, talents, and abilities to implement its business plan, and may, from time to time, find that the inability of the officers to devote their full time attention to the business of the Company results in a delay in progress toward implementing its business plan. See "Management." Therefore investors should critically assess the information concerning the Company's officers and directors.

9. Lack of Continuity in Management. The Company does not have an employment agreement with its officers and directors or key members of the operational team, and as a result, there is no assurance they will continue to manage the Company in the future.

10. Indemnification of Officers and Directors. Utah Statutes provide for the indemnification of its directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of the Company. The Company will also bear the expenses of such litigation for any of its directors, officers, employees, or agents, upon such person's promise to repay the Company therefore if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by the Company which it will be unable to recoup.

11. Director's Liability Limited. Utah Statutes exclude personal liability of its directors to the Company and its stockholders for monetary damages for breach of fiduciary duty except in certain specified circumstances. Accordingly, the Company will have a much more limited right of action against its directors than otherwise would be the case. This provision does not affect the liability of any director under federal or applicable state securities laws.

12. No Foreseeable Dividends. The Company has not paid dividends on its Common Stock and does not anticipate paying such dividends in the foreseeable future.

13. Competition.. We compete with other companies and individuals to acquire mining projects and to recruit and train qualified employees. Many of these companies are substantially larger and have greater financial resources than we do. As a result of strong competition for a limited number of jobs and project opportunities, it is difficult for us to acquire projects or staff to operate them. We are also competing, for the most part, in Mexico where we may be at risk of not being able to acquire or maintain people or projects that might be first offered to Mexican mining companies. (See Section 16, Operations in Mexico)

14. No Public Market Exists. Although the Company's stock is listed and has a trading symbol, there is no trading or public market for the Company's common stock, and no assurance can be given that a market will develop or that a shareholder ever will be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Factors such as those discussed in this "Risk Factors" section may have a significant impact upon the market price of the securities offered hereby. Owing to the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. Even if a purchaser finds a broker willing to effect a transaction in these securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such securities as collateral for any loans.

15. Operations in Mexico. We as do many other "foreign" companies, operate in Mexico through our 100% owned Mexican corporation, Black Mountain Mining. The management of Black Mountain is controlled from our Company via the Board of Directors. Mr. C.B. Johnson II has been appointed the Administrador Unico. All of the outstanding shares of Black Mountain have been issued to our company. (See Item 12, Certain Relationships and Related Transactions)


ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company has no property. The Company does maintain one administrative office at 2750 Cisco Drive South, Lake Havasu City, AZ and maintains a repair and mobilization facility at 805 North Douglas Av., Douglas, Arizona 85607. Both properties are subject to a "month to month" rental agreement with their respective owners.

     The Company currently has no investments in real estate, real estate mortgages, or real estate securities, and does not anticipate making any such investments in the future. However, we do have an option to acquire a potential mining concession designated the la Pirita located in Sonora, Mexico. The concession consists of 1200 hectares. The cost of the option was $30,000. The option is good until the 5th day of June, 2004. We are currently in the process of evaluating the property to determine if there exist any minerals that could be commercially extracted from the property. At the present time, insufficient information exist to make any evaluation of the property.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During the forth quarter of 2003 two items were submitted to a vote of the Company's stockholders. The first occurred on November 5th, 2003 wherein we approved a 200/1 reverse split of the Company's common stock. This was done by written consent of a majority of the Shareholders all of whom were notified and the appropriate Form 14-C was filed with the Securities and Exchange Commission. The second occurred in December when we finalized the acquisition of Western Sierra Inc. and then subsequently we changed the name of our company to Western Sierra Mining Corp.


                                     PART II
                                     -------

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

          Although the Company's stock is listed with the National Quotation Bureau under the trading symbol WSRM.PK, as of March 1 2004, there has been no trading or public market for the Company's securities. Such securities are currently held of record by a total of approximately 585 persons. As of March 1, 2004, there are 24,265,331 shares issued and outstanding.

          No dividends have been declared or paid on the Company's securities, and it is not anticipated that any dividends will be declared or paid in the foreseeable future.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
RESULTS OF OPERATIONS.
----------------------

     Cautionary Statement on Forward-Looking Statements
     --------------------------------------------------

          Some information contained in or incorporated by reference into this report on Form 10-KSB may contain "forward-looking statements," as defined in
Section 21 E of the Securities and Exchange Act of 1934. These statements include comments regarding exploration and mine development and construction plans, costs, grade, production and recovery rates, permitting, financing needs, the availability of financing on acceptable terms or other sources of funding, and the timing of additional tests, feasibility studies and environmental permitting. The use of any of the words "anticipate," "continue," "estimate," "expect," "may," "will, "project," "should," "believe" and similar expressions are intended to identify uncertainties. We believe the expectations reflected in those forward-looking statements are reasonable. However, we cannot assure you that these expectations will prove to be correct. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of the risk factors set forth below and other factors set forth in, including the section "Issues and Uncertainties" below, or incorporated by reference into, this report:

     o worldwide economic and political events affecting the supply of and demand for gold;

     o    volatility in market prices for gold and other metals;

     o financial market conditions, and the availability of debt or equity financing on terms acceptable to our company;

     o uncertainties as to whether additional drilling, testing and feasibility studies will establish reserves at any of our properties;

     o uncertainties associated with developing a new mine, including potential cost overruns and the unreliability of estimates in early states of mine development;

     o uncertainties as to title to our properties and the availability of sufficient properties to allow for planned activities

     o variations in ore grade and other characteristics affecting mining, crushing, milling and smelting operations and mineral recoveries;

     o geological, metallurgical, technical, permitting, mining and processing problems; the availability and timing of acceptable arrangements for power, transportation, mine construction, contract mining, water and smelting; the availability, terms conditions and timing of required government approvals;

     o uncertainties regarding future changes in tax and foreign-investment legislation or implementation of existing tax and foreign-investment legislation;

     o    the availability of experienced employees; and

     o political instability, violence and other risks associated with operating in a country like Mexico with a developing economy.

          Many of those factors are beyond our ability to control or predict. You should not unduly rely on these forward-looking statements. These statements speak only as of the date of this report on Form 10-KSB. Except as required by law, we are not obligated to publicly release any revisions to these forward-looking statements to reflect future events or developments. All subsequent written and oral forward-looking statements attributable to our Company and persons acting on our behalf are qualified in their entirety by the cautionary statements contained in this section and elsewhere in this report on Form 10-KSB.



Results of Operations
---------------------

General

          During the fiscal year ended December 31, 2003, we entered into a Joint Venture contract with Minera La Escuadra to process 35,000 tons of mine dumps located at the Picacho mine in Sonora, Mexico. We have spent a total of $366,316 in plant development costs.


Revenues.
---------

          We generated no revenues from mining operations during the fiscal year ended December 31, 2003.

Costs and Expenses.
-------------------

          We have expended a total of $998,781 for costs and expenses during the period ended December 31, 2003.

          In accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," we review our long-lived assets for impairments. Impairment losses on long-lived assets are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable impairment losses then are measured by comparing the fair value of assets to their carrying amounts. No impairment loss was recognized at December 31, 2003.

          Stock based compensation totaled $172,508 during the period ended December 31, 2003.

Net Income.
----------

Our net loss for the period ended December 31, 2003 was $998,781.

          As of December 31, 2003, we had negative working capital of approximately $55,985. To the extent that cash flow is unavailable, management intends to raise all necessary capital through private financing and/or the sale of our securities.

          During the year ended December 31, 2003, we obtained approximately $960,000 from the issuance of Common Stock. All of our planned activities are dependent upon our ability to obtain adequate financing. Financing, is being sought through private loans and the sale of equity.

          There is no assurance whatsoever that we will generate any operating revenues during the fiscal year ending December 31, 2004 or that any of our proposed plans to raise capital and otherwise fund operations will prove successful. Our inability to obtain sufficient funding will delay our planned operations or, possibly, force us to go out of business..

Environmental Issues
--------------------

          In Mexico, we are not aware of any significant environmental concerns or existing reclamation requirements. Any costs or delays associated with obtaining required permits could have an impact on our ability to timely complete our planned activities.

Off-Balance Sheet Transactions
------------------------------

          We do not have any transactions, agreements or other contractual arrangements that constitute off-balance sheet arrangements.

          APPLICATION OF CRITICAL ACCOUNTING POLICIES
          -------------------------------------------

          Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. Critical accounting policies for us include impairment of long-lived assets, accounting for stock-based compensation and environmental remediation costs.

          In accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," we review our long-lived assets for impairments. Impairment losses on long-lived assets are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses then are measured by comparing the fair value of assets to their carrying amounts. During the period ended December 31, 2003, we performed a review of our mine and mill improvements and determined that no impairment loss should be recognized. Accordingly, no impairment loss was recognized in 2003.

          Environmental remediation costs are accrued based on estimates of known environmental remediation exposure. Such accruals are recorded even if significant uncertainties exist over the ultimate cost of the remediation. It is reasonably possible that our estimates of reclamation liabilities, if any, could change as a result of changes in regulations, extent of environmental remediation required, means of reclamation or cost estimates. Ongoing environmental compliance costs, including maintenance and monitoring costs, are expensed as incurred. There were no environmental remediation costs accrued at December 31, 2003.

ISSUES AND UNCERTAINTIES
------------------------

          The following issues and uncertainties, among others, should be considered in evaluating our financial outlook.

          We have not generated any operating revenues. If we are unable to commercially develop our mineral properties, we will not be able to generate profits and our business may fail.

          To date, we have no producing properties. As a result, we have no current source of operating revenue and we have historically operated and continue to operate at a loss. Our ultimate success will depend on our ability to generate profits from our properties. Our viability is largely dependent on the successful commercial development of the Picacho project.

          We lack operating cash flow and rely on external funding sources. If we are unable to continue to obtain needed capital from outside sources, we will be forced to reduce or curtail our operations.

          We do not generate any positive cash flow from operations and we do not anticipate that any positive cash flow will be generated for some time. We have limited financial resources. Option agreements, which we hold as well as our joint venture agreement with Minera La Escuadra, impose financial obligations on us. We cannot assure that additional funding will be available to allow us to fulfill such obligations.

          Further exploration and development of the mineral properties in which we hold interests depends upon our ability to obtain financing through other debt financing, equity financing, or other means.

          Failure to obtain additional financing on a timely basis could cause us to forfeit all of our interest in our concessions and our joint venture with Minera La Escuadra and reduce or terminate our operations.

          Our ability on a going forward basis to discover viable and economic mineral reserves is subject to numerous factors, most of which are beyond our control and are not predictable.

          Exploration for gold is speculative in nature, involves many risks and is frequently unsuccessful. Any gold exploration program entails risks relating to

     o    the location of economic ore bodies,
     o    development of appropriate metallurgical processes,
     o    receipt of necessary governmental approvals and
     o construction of mining and processing facilities at any site chosen for mining.

The commercial viability of a mineral deposit is dependent on a number of factors including:

     o    the price of gold,
     o    exchange rates,
     o the particular attributes of the deposit, such as its size, grade and proximity to infrastructure,
     o    financing costs,
     o    taxation,
     o    royalties,
     o    land tenure,
     o    land use,
     o    water use,
     o    power use,
     o    importing and exporting gold and
     o    environmental protection.

The effect of these factors cannot be accurately predicted.

          We cannot assure that current or proposed exploration or development on our other properties in which we have an interest will result in the discovery of gold materialization reserves or will result in a profitable commercial mining operation.

          We have a limited number of prospects. As a result, our chances of commencing viable mining operations are dependent upon the success of one project.

          Gold prices can fluctuate on a material and frequent basis due to numerous factors beyond our control. If and when we commence production, our ability to generate profits from operations could be materially and adversely affected by such fluctuating prices.

            The profitability of any gold mining operations in which we have an interest will be significantly affected by changes in the market price of gold. Gold .prices fluctuate on a daily basis and are affected by numerous factors beyond dour control, including:

     o    the level of interest rates,
     o    the rate of inflation,
     o    central bank sales,
     o    world supply of gold and
     o    stability of exchange rates.

          Each of these factors can cause significant fluctuations in gold prices. Such external factors are in turn influenced by changes in international investment patterns and monetary systems and political developments. The price of gold has historically fluctuated widely and, depending on the price of gold, revenues from mining operations may not be sufficient to offset the costs of such operations.

          Changes in regulatory or political policy could adversely affect our exploration and future production activities.

Any changes in government policy may result in changes to laws affecting:

     o    ownership of assets,
     o    land tenure,
     o    mining policies,
     o    monetary policies,
     o    taxation,
     o    rates of exchange,
     o    environmental regulations,
     o    labor relations,
     o    repatriation of income and
     o    return of capital.

          Any such changes may affect our ability to undertake exploration and development activities in respect of present and future properties in the manner currently contemplated, as well as our ability to continue to explore, develop and operate those properties in which we have an interest or in respect of which we have obtained exploration and development rights to date. The possibility, particularly in Mexico, that future governments may adopt substantially different policies, which might extend to expropriation of assets, cannot be ruled out.

     Compliance with environmental regulations could adversely affect our exploration and future production activities.

          With respect to environmental regulation, environmental legislation generally is evolving in a manner which will require:

     o    stricter standards and enforcement,
     o    increased fines and penalties for non-compliance,
     o    more stringent environmental assessments of proposed projects and
     o a heightened degree of responsibility for companies and their officers, directors and employees.

          There can be no assurance that future changes to environmental legislation and related regulations, if any, will not adversely affect our operations. We could be held liable for environmental hazards that exist on the properties in which we hold interests, whether caused by previous or existing owners or operators of the properties. Any such liability could adversely affect our business and financial condition.

          Mining Risks and Potential Inadequacy of Insurance Coverage could adversely affect us.

          If and when we commence mining operations at any of our properties, such operations will involve a number of risks and hazards, including:

     o    environmental hazards,
     o    industrial accidents,
     o    labor disputes,
     o    metallurgical and other processing,
     o    unusual and unexpected rock formations,
     o    ground or slope failures,
     o    cave-ins,
     o    acts of God,
     o    mechanical equipment and facility performance problems and
     o    the availability of materials and equipment.

Such risks could result in:

     o damage to, or destruction of, mineral properties or production facilities,
     o    personal injury or death,
     o    environmental damage,
     o    delays in mining,
     o    monetary losses and
     o    possible legal liability.

          Industrial accidents could have a material adverse effect on our future business and operations. Although as we move forward in the development of any of our properties we plan to maintain insurance within ranges of coverage consistent with industry practice, we cannot be certain that this insurance will cover the risks associated with mining or that we will be able to maintain insurance to cover these risks at economically feasible premiums. We also might become subject to liability for pollution or other hazards which we cannot insure against or which we may elect not to insure against because of premium costs or other reasons. Losses from such events could have a material adverse effect on us.

          We do not currently have liability insurance in place. Although we are currently seeking to obtain insurance, if we are unable to obtain adequate insurance and someone is injured on our property, our financial condition could be materially and adversely affected.

          Calculation of reserves and metal recovery dedicated to future production is not exact, might not be accurate and might not accurately reflect the economic viability of our properties

          Reserve estimates may not be accurate. There is a degree of uncertainty attributable to the calculation of reserves, resources and corresponding grades being dedicated to future production. Until reserves or resources are actually mined and processed, the quantity of reserves or resources and grades must be considered as estimates only. In addition, the quantity of reserves or resources may vary depending on metal prices. Any material change in the quantity of reserves, resource grade or stripping ratio may affect the economic viability of our properties. In addition, there can be no assurance that mineral recoveries in small scale laboratory tests will be duplicated in large tests under on-site conditions or during production.

          We are dependent on the efforts of certain key personnel and contractors, the loss of whose services could have a materially adverse effect on our operations.

          We are dependent on a relatively small number of key personnel, the loss of any one of whom could have an adverse effect on us. In addition, while certain of our officers and directors have experience in the exploration and operation of gold producing properties, we will remain highly dependent upon contractors and third parties in the performance of our exploration and development activities. As such there can be no guarantee that such contractors and third parties will be available to carry out such activities on our behalf or be available upon commercially acceptable terms.

     We believe that can acquire good title to the concessions of interest to the Company; however, defects in such title could have a material adverse effect on us. We have investigated our rights to explore, exploit and develop the various concessions and to our knowledge, those rights are in good standing. However, we cannot assure that the title to or our rights of ownership of our concessions will not be challenged or impugned by third parties or governmental agencies. In addition, there can be no assurance that the properties in which we have an interest are not subject to prior unregistered agreements, transfers or claims and title may be affected by undetected defects. Any such defects could have a material adverse effect on us.

          Should we successfully commence mining operations in the future, our ability to remain profitable, should we become profitable, will be dependent on our ability to find, explore and develop additional properties. Our ability to compete for such additional properties will be hindered by competition.

          The acquisition of gold properties and their exploration and development are subject to intense competition. Companies with greater financial resources, larger staffs, more experience and more equipment for exploration and development may be in a better position than us to compete for such mineral properties.

          Even in the event we are successful in acquiring mining concessions or properties in Mexico, these interests will be subject to the risks of doing business in foreign countries.

          We face risks normally associated with any conduct of business in foreign countries with respect to our Joint Venture with Minera LA Escuadra in Sonora, Mexico, including various levels of political and economic risk. The occurrence of one or more of these events could have a material adverse impact on our efforts or future operations which, in turn, could have a material adverse impact on our future cash flows, earnings, results of operations and financial condition. These risks include the following:

     o    labor disputes,
     o    invalidity of governmental orders,
     o    uncertain or unpredictable political, legal and economic environments,
     o    war and civil disturbances,
     o    changes in laws or policies,
     o    taxation,
     o delays in obtaining or the inability to obtain necessary governmental permits,
     o    governmental seizure of land or mining claims,
     o    limitations on ownership,
     o    limitations on the repatriation of earnings,
     o    increased financial costs,
     o import and export regulations, including restrictions on the export of gold, and
     o    foreign exchange controls.

          These risks may limit or disrupt the project, restrict the movement of funds or impair contract rights or result in the taking of property by nationalization or expropriation without fair compensation.

          If and when we commence sales of gold, such sales will be made in the world market in U.S. dollars. We may incur a significant amount of our expenses in Mexican pesos. As a result, our financial performance would be affected by fluctuations in the value of the Mexican peso to the U.S. dollar. At the present time, we have no plan or policy to utilize forward contracts or currency options to minimize this exposure, and even if these measures are implemented there can be no assurance that such arrangements will be available, be cost effective or be able to fully offset such future currency risks.

                   RECENT ACCOUNTING PRONOUNCEMENTS

          In July 2001 the Financial Accounting Standards Board, ("FASB") issued Statement No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 replaces APB Opinion No. 16 and eliminates pooling-of-interest accounting prospectively. It also requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method and provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill.


          In October 2001, FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. We will adopt SFAS 144 in fiscal 2003 and do not expect that the application of the provisions of SFAS 144 will have a material impact on our consolidated financial statements.

          In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for financial statements for the year ended December 31, 2003. SFAS No. 148 did not have a material impact on our consolidated financial statements.

The Company is in the development stage and has had no significant operations as of the end of our fiscal year..


ITEM 7.  FINANCIAL STATEMENTS.

         Index to Financial Statements                               Page
         -----------------------------
         Report of Independent Certified Public Accountants           F-1
         Consolidated Balance Sheet                                   F-2
         Consolidated Statement of Operations                         F-3
         Consolidated Statement of Stockholders' Equity               F-4
         Consolidated Statement of Cash Flow                          F-5
         Notes to Consolidated Financial Statements                   F-6

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Western Sierra Mining Corp.

We have audited the accompanying consolidated balance sheet of Western Sierra Mining Corp. (A Development Stage Enterprise and formerly known as Global Decs Corp.) as of December 31, 2003 and the related consolidated statements of operations and stockholders' equity, and cash flows for the period from February 25, 2003 (date of inception) to December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Western Sierra Mining Corp. (a Development Stage Enterprise and formerly known as Global Decs
Corp) as of December 31, 2003 and the results of its operations, and its cash flows for the period from February 25, 2003 (date of inception) to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred significant losses from operations and has a working capital deficiency. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also discussed in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/  Evans, Gaither & Associates PLLC
-------------------------------------
     Evans, Gaither & Associates PLLC

March 29, 2004
Edmond, Oklahoma

                           WESTERN SIERRA MINING CORP.
                          (A Development Stage Company)
                          (Formerly Global Decs Corp.)
                           Consolidated Balance Sheet
                                December 31, 2003



                                     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                      $     3,011
     Prepaid interest                                                   261,232
     Other assets                                                         5,352
                                                                    -----------
          Total  current assets                                         269,595

PROPERTY AND EQUIPMENT, net                                             651,323
                                                                    -----------

          Total Assets                                              $   920,918
                                                                    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                               $    24,601
     Accrued expenses                                                    68,979
     Loans from shareholders                                            229,000
     Current maturity of note payable                                     3,000
                                                                    -----------
          Total  current liabilities                                    325,580

NOTE PAYABLE                                                              5,751


STOCKHOLDERS' EQUITY
    Common stock - par value $.001
     100,000,000 shares authorized
    24,785,432 shares issued and outstanding                             24,785
    Paid-in capital                                                   1,592,983
    Subscriptions receivable                                            (29,400)
    Deficit accumulated during the development stage                   (998,781)
                                                                    -----------
          Total  stockholders' equity                                   589,587
                                                                    -----------

          Total Liabilities and Stockholders' Equity                $   920,918
                                                                    ===========


   The accompanying notes are an integral part of these financial statements

                           WESTERN SIERRA MINING CORP.
                          (A Development Stage Company)
                          (Formerly Global Decs Corp.)
                      Consolidated Statement of Operations
          From February 25, 2003 (Inception) through December 31, 2003



REVENUES                                                           $       --
                                                                   ------------

OPERATING COSTS AND EXPENSES
          Salaries and wages                                            494,949
          Employee expenses                                              30,333
          Exploration expenses                                           90,386
          Legal and professional                                         46,597
          Travel                                                         62,924
          Equipment and vehicle expenses                                 43,283
          Rent                                                           20,348
          Insurance                                                       8,625
          Licenses, permits, fees                                        29,852
          Depreciation                                                   33,040
          Office expenses                                                17,712
          Supplies                                                       29,064
          Organization expenses                                          14,181
                                                                   ------------

          Total Expenses                                                921,294

               Operating Loss                                          (921,294)
                                                                   ------------
OTHER INCOME (EXPENSES)
          Interest Income                                                    18
          Interest Expense                                              (77,505)
                                                                   ------------

          Other income (expense)                                        (77,487)

          Loss before income taxes                                     (998,781)

Provision for income taxes
                                                                   ------------
          NET LOSS                                                 $   (998,781)
                                                                   ============
Earnings Per Share (see Note 2)
Basic and diluted weighted average number of common
     shares outstanding                                              17,453,638
                                                                   ============

Basic and diluted net loss per share                               $      (0.06)
                                                                   ============


   The accompanying notes are an integral part of these financial statements.



                                                  WESTERN SIERRA MINING CORP.
                                                 (A Development Stage Company)
                                                 (Formerly Global Decs Corp.)
                                        Consolidated Statement of Stockholders' Equity
                                 From February 25, 2003 (Inception) through December 31, 2003



                                                                                       Deficit
                                                                                     accumulated
                                               Common Stock                           during the
                                        --------------------------      Paid-in      development    Subscription
                                           Shares         Amount        Capital         stage        Receivable       Total
                                        -----------    -----------    -----------    -----------    -----------    -----------
Issuance of stock to founders
($.001/share)                            14,238,100    $    14,238    $      --             --             --      $    14,238

Issuance of stock for cash
($.20/share)                              4,216,165          4,216        839,018           --      $   (29,400)       813,834

Issuance of stock for vehicles
and equipment ($.20/share)                  517,165            517        102,916           --             --          103,433

Issuance of stock for interest
($.20/share)                                166,030            166         33,040           --             --           33,206

Issuance of stock for services
and expenses ($.20/share)                   862,540            863        171,645           --             --          172,508

Reverse acquisition of Western
Sierra, Inc.                              2,529,685          2,530         (2,530)          --             --             --

Cash received for subscriptions
($.20/share)                               647,500            647        128,853            --             --          129,500

Issuance of stock for cash
($.20/share)                                81,580             81         16,235            --             --           16,316

Issuance of stock in lieu of
interest ($.20/share)                     1,526,667          1,527        303,806           --             --          305,333

Net loss for period                             --           --             --       $  (998,781)          --         (998,781)
                                        -----------    -----------    -----------    -----------    -----------    -----------

Balance, December 31, 2003               24,785,432    $    24,785    $ 1,592,983    $  (998,781)   $   (29,400)   $   589,587
                                        ===========    ===========    ===========    ===========    ===========    ===========


                           The accompanying notes are an integral part of these financial statements

                                                              F-4

                           WESTERN SIERRA MINING CORP.
                          (A Development Stage Company)
                          (Formerly Global Decs Corp.)
                      Consolidated Statement of Cash Flows
          From February 25, 2003 (Inception) through December 31, 2003



Cash flows from operating activities:
     Net loss                                                       $  (998,781)

Adjustments to reconcile net loss to net cash
     used in operating activities:
          Depreciation                                                   33,040
          Issuance of shares to founders for organization costs          14,238
          Issuance of shares for compensation and expenses              172,508
          Issuance of shares for interest expense                        33,206
          Amortization of prepaid interest                               44,101
(Increase) decrease in assets:
           Other assets                                                  (5,352)
Increase (decrease) in liabilities:
           Accounts payable and accrued expenses                         93,580

                                                                    -----------
          Total adjustments                                             385,321
                                                                    -----------

          Net cash used in operating activities                        (613,460)


Cash flows from investing activities:
     Purchases of property and equipment                               (205,614)
     Cash paid for plant development costs                             (366,316)
                                                                    -----------
          Net cash used in investing activities                        (571,930)

Cash flows from financing activities:
     Issuance of stock for cash                                         959,650
     Payments on borrowings                                                (249)
     Proceeds from shareholder loans                                    229,000
                                                                    -----------
          Net cash provided by financing activities                   1,188,401
                                                                    -----------

Net increase in cash and cash equivalents                           $     3,011



Cash and cash equivalents at beginning of period                           --
                                                                    -----------

Cash and cash equivalents at end of period                          $     3,011
                                                                    ===========

Supplemental cash flow information:
-----------------------------------
Cash paid during the period for interest                            $       197
                                                                    ===========

Cash paid during the period for income taxes                        $      --
                                                                    ===========

Noncash investing and financing activities:
-------------------------------------------
Acquisition of vehicles and equipment by issuance of stock          $   103,433
Note issued for acquisition of equipment                            $     9,000
Issuance of stock for prepaid interest                              $   229,000


   The accompanying notes are an integral part of these financial statements.

WESTERN SIERRA MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

NOTE 1 -  Organization and Basis of Presentation
          --------------------------------------

Western Sierra Mining Corp. ("the Company" "we" or "us") (formerly Global Decs
Corp) was incorporated under the laws of the state of Utah on August 19, 1907. The Company was formed to explore and develop mining properties. Production on mining claims has never commenced. On November 14th, 2003 Global Decs Corp. changed its name to Western Sierra Mining Corp. On December 1, 2003 Western Sierra Mining Corp.) entered into a Share Exchange Agreement with Western Sierra, Inc., whereby Western Sierra, Inc. became a wholly owned subsidiary of Western Sierra Mining Corp. The agreement provided for the exchange of 20,000,000 shares of the Company's common stock for 4,000,000 shares or 100% of the outstanding common stock of Western Sierra, Inc.

At the date of the exchange, we had 2,529,685 shares of common stock outstanding. Therefore, the shareholders of Western Sierra, Inc. owned approximately 88.8% of the stock of Western Sierra Mining Corp. after consummation of the transaction. Accordingly, a change in control of the Company occurred in connection with the share exchange and the acquisition was deemed a "reverse acquisition" for accounting purposes. At the date of the acquisition, Global Decs Corp. had no assets or liabilities. The reverse acquisition was accounted for as a recapitalization of Western Sierra, Inc. and the stockholders' equity was retroactively restated to reflect issuance of five shares for each share of Western Sierra, Inc. outstanding. The financial statements are those of Western Sierra, Inc. prior to December 1, 2003. As a result of the Share Exchange Agreement, Western Sierra, Inc. has become a wholly owned subsidiary of Western Sierra Mining Corp.

Western Sierra Inc. was formed in February 2003 in the State of Oklahoma to engage in gold and other precious mineral mining on a gold bearing placer deposit located in the Sierra Occidental Mountains, in the state of Sonora, Mexico. A subsidiary, Black Mountain Mining S. A. de C. V. ("Black Mountain") a Mexican corporation, was formed for the purpose of conducting mining and business activity in Mexico. In November, 2003 we formalized a Joint Venture Agreement with Minera La Escuadra, S. A. ("Escuadra") to process and market the minerals in approximately 35,000 tons of ore that was previously extracted by Escuadra from a mining property called El Picacho. Also in November 2003, we entered into an Option Agreement with Emilio Acuna Peralta, the owner of Escuadra for an exclusive seven month period to purchase the mining rights to a mineral concession called Pirita, which is adjacent to the El Picacho. All of the Company's mining activities are now being performed in Mexico. The Company is a development stage enterprise.

NOTE  2 - Summary of Significant Accounting Policies
          ------------------------------------------

Principles of Consolidation

The consolidated financial statements include the accounts of Western Sierra Mining Corp. and its wholly owned subsidiaries, Western Sierra, Inc. and Black Mountain Inter-company balances or transactions, if any, are eliminated.

Cash and Cash Equivalents

The Company considers those short-term, highly liquid investments with original maturities of three months or less as cash and cash equivalents.

WESTERN SIERRA MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

Mining, Milling and Other Property and Equipment

Mining, milling and other property and equipment is reported at cost. It is the Company's policy to capitalize costs incurred to improve and develop the mining properties. General exploration costs and costs to maintain rights and leases are expensed as incurred. Management periodically reviews the recoverability of the capitalized mineral properties and mining equipment. Management takes into consideration various information including, but not limited to, historical production records taken from previous mine operations, results of exploration activities conducted to date, estimated future prices and reports and opinions of outside consultants. When it is determined that a project or property will be abandoned or its carrying value has been impaired, a provision is made for any expected loss on the project or property.

Depletion of capitalized improvements and development costs will be computed using the units of production method. The Company has made no provision for depletion for the period from February 25, 2003 (inception) to December 31, 2003 as production had not commenced.

Provision is made for depreciation of office furniture, fixtures and machinery and equipment. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets which are 5 to 10 years.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards ("SFAS") 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company reviews its long-lived assets for impairments. Impairment losses on long-lived assets are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses then are measured by comparing the fair value of assets to their carrying amounts. The Company recognized no impairment loss at December 31, 2003.

Revenue Recognition

The Company has not generated any revenues through December 31, 2003. Revenues, if any will be recognized when the price is reasonably determinable, the product has been delivered, title has been transferred to the customer and collection of the sales price is reasonably assured.

Earnings Per Share

The weighted average number of shares used for computing earnings per share has been restated to retroactively affect the five for one exchange of stock, pursuant to the Share Exchange Agreement between Western Sierra Mining Corp. and Western Sierra, Inc. effective December 1, 2003.

Foreign Currency Translation

All assets and liabilities of the Company's Mexican subsidiary are denominated in US dollars. Amounts on the statement of operations are translated at the average exchange rates during the year. Gains and losses arising from translation of foreign currency are immaterial and are included in the determination of net loss.

Income Taxes

The Company records deferred income taxes using the liability method as prescribed under the provisions of SFAS No. 109. Under the liability method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and income tax bases of the Company's assets and liabilities. An allowance is recorded, based upon currently available information, when it is more likely than not that any or all of the deferred tax assets will not be realized. The provision for income taxes includes taxes currently payable, if any, plus the net change during the year in deferred tax assets and liabilities recorded by the Company

WESTERN SIERRA MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

Use of Estimates

 The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Environmental Remediation Costs

Environmental remediation costs are accrued based on estimates of known environmental remediation exposure. Such accruals are recorded even if significant uncertainties exist over the ultimate cost of the remediation. It is reasonably possible that the Company's estimates of reclamation liabilities, if any, could change as a result of changes in regulations, extent of environmental remediation required, means of reclamation or cost estimates. Ongoing environmental compliance costs, including maintenance and monitoring costs, are expensed as incurred. There were no environmental remediation costs accrued at December 31, 2003.

Recently Issued Accounting Pronouncements

SFAS No. 149 "Amendment of Statement 133 on derivative instruments and hedging activities". This statement amends and clarifies financial accounting and reporting for derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133, "Accounting for derivative instruments and hedging activities".

SFAS No. 150 "Accounting for certain financial instruments with characteristics of both liabilities and equity".. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.

The Company believes that the above standards will not have a material impact on its financial position, results of operations or cash flows.

NOTE  3 - Going Concern
          -------------

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through December 31, 2003, the Company had incurred cumulative losses of $998,781 and negative working capital of $55,985 as of December 31, 2003. The Company's successful transition from a development stage company to attaining profitable operations is dependent upon obtaining financing adequate to fulfill its exploration activities, development of its properties and achieving a level of revenues adequate to support the Company's cost structure. Management's plan of operations anticipates that the cash requirements for the next twelve months will be met by obtaining capital contributions through the sale of its common stock and cash flows from operations. There is no assurance that the company will be able to implement the plan.


NOTE  4 - Stockholders' Equity
          --------------------

On December 1, 2003 we entered into a Share Exchange Agreement with Western Sierra, Inc. whereby Western Sierra, Inc became a wholly owned subsidiary of Western Sierra Mining Corp. (formerly Global Decs Corp.) The agreement provided for the exchange of 20,000,000 shares of the Company's common stock for 4,000,000 shares of common stock of Western Sierra, Inc. The shareholders of Western Sierra, Inc. owned approximately 88.8% of the stock of Western Sierra Mining Corp. after consummation of the transaction. The exchange was accounted for as a reverse acquisition. Accordingly, the combination of the two companies is recorded as a recapitaliztion of Western Sierra Inc., pursuant to which Western Sierra, Inc. is treated as the continuing entity.

At various stages in the Company's development we have issued shares of common stock, valued at fair market value, for services or assets with a corresponding charge to operations or property and equipment. During the period from inception

WESTERN SIERRA MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

(February 25, 2003) to December 31, 2003, the following transactions were recorded and reflect the retroactive restatement of the effect of the 5:1 exchange of shares pursuant to the Share Exchange Agreement between the Company and Western Sierra, Inc.:


We issued 14,238,100 shares to founders for organization costs totaling $14,238. We issued 4,945,245 shares for cash consideration totaling $989,050 of which $29,400 was subscribed but not paid as of December 31, 2003.
We issued 517,165 shares for purchase of vehicles and equipment totaling
$103,433.
We issued 862,540 shares for employee compensation and expenses totaling
$172,508.
We issued 1,526,667 shares for prepaid interest totaling $305,333.
On March 12, 2003 two individuals advanced us a total of $100,183. These advances were converted to common stock on August 30, 2003 at a rate of one share for each $.20 advanced to us for a total of 500,915 shares. We also issued an additional 166,030 shares in payment of interest on the advances valued at $33,206.


The value of shares, other than shares issued as founder's shares, is based on the most recent cash purchase price as of the transaction date.



NOTE  5 - Joint Venture
          -------------

In November 2003, Black Mountain our Mexican subsidiary, entered into a joint venture agreement with Escuadra whereby Black Mountain Mining was granted the exclusive right to process and market minerals from approximately 35,000 tons of ore previously extracted from a mining property owned by Escuadra called the El Picacho.

The agreement provides that Escuadra will be responsible for:
         Hauling the ore to the plant
         Grinding and crushing the ore
         Disposing of the tailings

The agreement provides that Black Mountain will be responsible for:

         Design and completion of the processing system
         Paying Escuadra $5.00 per ton of ore processed.
         Processing the ore through the plant
         Transportation of the final product
         Marketing of the final product

Proceeds from sale of the minerals will be split evenly between Escuadra and Black Mountain after deduction of the following expenses:
         Hauling costs of the ore to the plant
         Processing of the ore by Escuadra to grind and/or crush
         Processing costs through the Black Mountain plant

The agreement further provides that additional amounts of ore may be considered for processing on the same basis. The agreement may be terminated by Black Mountain if we determine that there are insufficient gold resources to support the processing expenses.

Further, we have agreed to advance Escuadra the amounts for hauling and processing the ore estimated to be a total of $17.00 per ton, at the time of processing through the Black Mountain plant. The advances are to be repaid to us from the proceeds received from sale of the minerals.

WESTERN SIERRA MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

NOTE 6 - Option To Acquire Mining Property
         ---------------------------------

In November 2003 we formalized an agreement with Emilio Acuna Peralta, the owner of Escuadra, for an exclusive option, for a seven month period, to purchase a mining concession called Pirita, which is adjacent to the El Picacho. The agreement requires us to pay $30,000 for the option which is expensed as exploration costs in the accompanying statement of operations. The agreement allows us full access to the concession for exploration activities during its term and provides for a purchase price of $1,000,000 for the mining rights concession.

NOTE 7 - Mining, Milling and Other Property and Equipment
         ------------------------------------------------

Property and equipment at December 31, 2003 consists of the following:

                  Mining equipment                   $ 45,848
                  Shop tools and equipment             49,298
                  Office equipment                      3,597
                  Vehicles                            111,054
                  Airplane                            108,250
                  Picacho plant development costs     366,316
                                                     --------
                                                      684,363
                  Less: Accumulated depreciation      (33,040)
                                                     --------
                                                     $651,323
                                                     ========

NOTE 8 - Related Party Transactions
         --------------------------

In June, 2003, the Company acquired an RV to be used as a field office from the Company's Chairman in exchange for 37,500 shares of common stock and the assumption of $9,000 of debt payable to a bank. In November, 2003, the Company issued 95,000 shares of common stock to the Company's Chairman for expenses of $19,000 which he incurred on behalf of the Company and 488,540 shares of common stock for services and expenses totaling $97,708.

In June, 2003, the Company issued 227,165 shares of common stock to a shareholder in exchange for equipment totaling $45,433.

In September, 2003, the Company issued 250,500 shares of common stock to a shareholder in exchange for vehicles and equipment amounting to $50,100

In November, 2003, the Company issued 200,000 shares of common stock to the Company's CFO and director for services totaling $40,000.

In November, 2003, the Company issued 75,000 shares of common stock to the Company's COO and director in exchange for services totaling $15,000.

NOTE 9  -  Notes Payable
           -------------

Notes payable to shareholders, unsecured, due October 23 -
December 15, 2004, interest of 100% payable in
shares of the Company's common stock                               $229,000

Note payable to bank, collateralized by RV,
7% interest rate, payable in monthly installments of $249,
maturing December , 2006                                              8,751
                                                                 ----------
                                                                    237,751
Less: Current portion                                              (232,000)
                                                                  ---------

Long-Term Debt                                                    $   5,751
                                                                  =========

WESTERN SIERRA MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

Maturities of long-term debt are as follows:

         2005              $3,000
         2006               2,751
                           ------

         Total             $5,751

During the period from October 23, to December 15, 2003, we received a total of $229,000 in loan proceeds from nine individuals. The loans are payable at maturity one year from the date of issuance. In lieu of interest, pursuant to the note agreements we agreed to issue 1,526,667 shares of common stock to the nine individuals at a rate of one share for each $.15 loaned to us. The fair market value of these shares of $305,333 is considered interest on the loans. The interest expense will be recognized over the twelve month period corresponding to the due dates of the loans.

NOTE 10  -  Income Taxes
            ------------

No provision was made for income taxes since we have incurred an operating loss from inception. At December 31, 2003, we have incurred losses for federal income tax purposes of approximately $779,000. Differences between financial statement and tax losses consist primarily of the reduction of amounts recorded for non-cash compensation and depreciation. Net operating losses may be used to reduce taxable income through the year 2023.

We have a deferred tax asset of $311,000 at December 31, 2003 relating to our net operating losses. We recognized a valuation allowance of 100% for the net deferred tax asset of $311,000.


NOTE 11  -  Subsequent Events
            -----------------

During the period from January 1, 2004 through March 24, 2004, we issued 508,500 shares of common stock for cash of $101,700. We received $135,000 in advances from two shareholders. The advances are payable at maturity, one year from the date of issuance and are non-interest bearing. On March 25, 2004 we received $70,000 in loan proceeds secured by the Company's airplane. The note bears interest at rate of 6.9% and is payable in 59 monthly installments of $808 and a final single payment of $41,881 due on February 25, 2009.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURES.
----------------------

          There have been no changes in or disagreements with accountants with respect to accounting and/or financial disclosure.


ITEM 8A.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.
-------------------------------------------------

          Evans, Gaither & Associates, PLLC ("EGA"), Certified Public Accountants, are the Company's independent auditors that examined the financial statements of the Company for the fiscal year ended December 31, 2003. EGA has performed the following services and has been paid the following fees for these fiscal years.

Audit Fees
----------

          EGA billed $7,500 for our audit of Western Sierra Inc. financial statements for the 8-K as of November 30, 2003 and $7,500 for the fiscal year ended December 31, 2003.


Audit-Related Fees
------------------

          EGA was not paid any additional fees for the fiscal year ended December 31, 2003 for assurance and related services reasonably related to the performance of the audit or review of the Company's financial statements.

Tax Fees
--------

          No tax fees have been billed or discussed.

Other Fees
----------

          EGA was paid no other fees for professional services during the fiscal year ended December 31, 2003.

Audit Committee Pre-Approval Policies
-------------------------------------

Our board of directors has created an audit committee which is directly responsible for the appointment, compensation, and oversight of the work of any registered public accounting firm employed by us (including resolution of disagreements between our management and the auditor regarding financial disclosure) for the purpose of preparing or issuing an audit report or related work. Our board adopted a written charter for the audit committee as presented below. The audit committee reviews and evaluates our internal control functions. The Chairman is Mr. Ray Wright and Mr. Scott Fishburn is the Vice Chairman. Since the audit committee has been formed recently and has been actively involved with the preparation of our annual report, there have been no formal meetings held and therefore no formal written reports have been filed with the Board at the time of this Annual Report.

                         CHARTER OF THE AUDIT COMMITTEE

AUDIT COMMITTEE PURPOSE. The Audit Committee of the Board of Directors of our corporation, is appointed by the Board of Directors to assist the Board of Directors in fulfilling its oversight responsibilities. The Audit Committee's primary duties and responsibilities are to:

o    Monitor the integrity of the Company's financial reporting process.

o Provide systems of internal controls regarding finance, accounting, and legal compliance.

o Monitor the independence and performance of the Company's independent auditors.

o Provide an avenue of communication among the independent auditors, management, and the Board of Directors.

The Audit Committee has the authority to conduct any investigation appropriate to fulfilling its responsibilities and it has direct access to the independent auditors as well as anyone in the organization. The Audit Committee has the ability to retain, at the Company's expense, special legal, accounting, or other consultants or experts it deems necessary in the performance of its duties.

AUDIT COMMITTEE COMPOSITION AND MEETINGS. Audit Committee members shall meet the requirements of the National Association of Securities Dealers and the criteria set forth in the Appendix 1 attached hereto. The Audit Committee shall be comprised of two or more directors as determined by the Board of Directors, each of whom shall be independent non-executive directors, free from any relationship that would interfere with the exercise of his independent judgment. All members of the Audit Committee shall have a basic understanding of finance and accounting and be able to read and understand fundamental financial statements, and at least one member of the Audit Committee shall have accounting or related financial management expertise. Audit Committee members shall be appointed by the Board of Directors on recommendation of a nominating committee. If an audit committee Chairman is not designated or present, the members of the Audit Committee may designate a Chairman by majority vote of the Audit Committee membership.

     The Audit Committee shall meet at least three times annually, or more frequently as circumstances dictate. The Audit Committee Chairman shall prepare and/or approve an agenda in advance of each meeting. The Audit Committee should meet privately in executive session at least annually with management, the independent auditors and as a committee to discuss any matters that the Audit Committee or each of these groups believes should be discussed.

AUDIT COMMITTEE RESPONSIBILITIES AND DUTIES.

         Review Procedures.

     o Review and reassess the adequacy of this Charter at least annually. Submit the charter to the Board of Directors for approval and have the document published at least every three years in accordance with the Securities and Exchange Commission regulations.

     o Review the Company's annual audited financial statements prior to filing or distribution. Review should include discussion with management and independent auditors of significant issues regarding accounting principles, practices and judgments.

 In consultation with the management and the independent auditors, consider the integrity of the Company's financial reporting processes and controls. Discuss significant financial risk exposures and the steps management has taken to monitor, control and report such exposures. Review significant findings prepared by the independent auditors together with management's responses including the status of previous recommendations.

INDEPENDENT AUDITORS. The independent auditors are ultimately accountable to the Audit Committee and the Board of Directors. The Audit Committee shall review the independence, and performance of the auditors and annually recommend to the Board of Directors the appointment of the independent auditors or approve any discharge of auditors when circumstances warrant.

          1. Approve the fees and other significant compensation to be paid to the independent auditors.

          2. On an annual basis, the Audit Committee should review and discuss with the independent auditors all significant relationships they have with the Company that could impair the auditors' independence.

          3. Review the independent auditors' audit plan, and discuss scope, staffing, locations, reliance upon management and internal audit and general audit approach.

          4. Prior to releasing the year-end earnings, discuss the results of the audit with the independent auditors. Discuss certain matters required to be communicated to audit committees in accordance with the American Institute of Certified Public Accountants Statement of Auditing Standards No. 61.

          5. Consider the independent auditors' judgment about the quality and appropriateness of the Company's accounting principles as applied in its financial reporting.

LEGAL COMPLIANCE. On at least an annual basis, review with the Company's counsel, any legal matters that could have a significant impact on the organization's financial statements, the Company's compliance with applicable laws and regulations, inquiries received from regulators or governmental agencies.

OTHER AUDIT COMMITTEE RESPONSIBILITIES.

          1. Annually prepare a report to stockholders as required by the Securities and Exchange Commission. The report should be included in the Company's annual proxy statement.

          2. Perform any other activities consistent with this Charter, the Company's Bylaws and governing law, as the Audit Committee or the Board of Directors deems necessary or appropriate.

          3. Maintain minutes of meetings and periodically report to the Board of Directors on significant results of the foregoing activities.

          4. Establish, review and update periodically a Code of Ethical Conduct and ensure that management has established a system to enforce this Code.

          5. Periodically perform self-assessment of audit committee performance.

          6. Review financial and accounting personnel succession planning within the Company.

          7. Annually review policies and procedures as well as audit results associated with directors' and officers' expense accounts and perquisites. Annually review a summary of directors' and officers' related party transactions and potential conflicts of interest.



DEFINITION OF INDEPENDENCE AS IT PERTAINS TO AUDIT COMMITTEE MEMBERS

  To be considered independent, a member of the Audit Committee cannot:

          1. Have been an employee of the Company or its affiliates within the last three years;

          2. Have received compensation from the Company or its affiliates in excess of $60,000 during the previous fiscal year, unless for board service, in the form of a benefit under a tax-qualified retirement plan, or non-discretionary compensation;

          3. Be a member of the immediate family of an executive officer of the Company or any of its affiliates, or someone who was an executive officer of the Company or any of its affiliates within the past three years;

          4. Be a partner, controlling stockholder, or executive officer of a for profit organization to which the Company made, or from which the Company received payments (other than those arising solely from investments in the Company's securities) in any of the past three years in excess of the greater of $200,000 or five percent of the consolidated gross revenues for that year of either organization; or

          5. Be employed as an executive of another entity where any of the Company's executives serves on that other entity's compensation committee. Subject to compliance with the listing requirements of The NASDAQ Stock Market or any applicable stock exchange and the regulations of the Securities and Exchange Commission, and under the limited circumstances set forth in such listing requirements and regulations, one person (who is not a current employee or family member of an employee) not meeting the foregoing criteria may be appointed to the Audit Committee if the Board of Directors
               (i) determines that the best interests of the Company and its stockholders so require, and (ii) discloses, in the next annual proxy statement subsequent to such determination, the nature of the relationship and the reasons for that determination.

MEETINGS. The Committee will hold regular meetings each year as the Committee may deem appropriate. The President and Chief Executive Officer and Chairman of the Board, and any other invited employees and outside advisers, may attend any meeting of the Committee, except for portions of the meetings where his or their presence would be inappropriate, as determined by the Committee Chairman.

MINUTES AND REPORTS. The Committee will keep minutes of each meeting and will distribute the minutes to each member of the Committee, and to members of the Board who are not members of the Committee and the Secretary of the Company. The Committee Chairman will report to the Board the activities of the Committee at the Board meetings or whenever so requested by the Board.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Management -

          The directors and executive officers on December 31, 2003 were as follows:

          Name                        Age      Position(s) with the Company
          -------------------         ---      ----------------------------
          Cline B. Johnson II         70       Director, Chairman
          Michael M. Chaffee          61       President, Director, CEO
          Cline B. Johnson III        35       Vice-President, Director, COO
          Dennis Atkins               42       CFO, Director
          Chris Holm                  47       Outside Director
          Bill Means                  65       Outside Director
          Scott Fishburn              45       Outside Director
          Raymond Wright              65       Outside Director


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

ITEM 9A.  BRIEF BACKGROUNDS OF THE OFFICERS

C.B. Johnson  Chairman of the Board, Director
------------

Mr. Johnson graduated from Union College, Lincoln Nebraska and holds a M.A. degree from Andrews University, Berrien Springs, Michigan. Mr. Johnson is the past president of Gateway Mining and Johnson Mining Consultants and the International Gold and Silver Exchange

Michael M. Chaffee,  President, CEO. Director
------------------

Mr. Chaffee has a BS in Electronic Engineering, Northrop Institute of Technology, 1964. He has additional post graduate work in Electronics, Business Administration, Biomedical Engineering at the University of Southern California and the University of California at Los Angeles.. Mr. Chaffee is also the president, C.E.O. and Founder of Summa Metals Corporation, past President, CEO and Chairman of Applied Biomedical Sciences. He has held senior positions as the Executive Vice President and C.O.O. of U.S. Pump and Turbine Company Inc., Vice President, Western Regional International as well as being a Senior Vice President in two Investment Banking firms.

Cline B. Johnson  Vice-President, COO, Director
----------------

Mr. Johnson is responsible for all operations of Western. He has over 20 years of experience in mining and construction both nationally and internationally. He has owned and operated his own construction company in California for over 10 years as well as being the construction manager for Marl Construction for 3 years. He has significant expertise in placer gold operations including initial site mobilization, construction and on-going operations. Mr. Johnson has managed and directed the development of placer mining operations in California, Mexico, Peru and Ecuador. Mr. Johnson is multi-lingual and has extensive experience in dealing with foreign governments, operating crews and sub-contractors.

Dennis Atkins  Chief Financial Officer, Director
-------------

Mr. Atkins is a Certified Public Accountant with over fifteen years experience in public accounting specializing in the audits of publicly traded companies. Mr. Atkins is a member of the American Institute of Certified Public Accountants and holds licenses in Oklahoma and California. His firm is a member of the Securities and Exchange Commissions practice Section of the American Institute of Certified Public Accountants. Mr. Atkins holds a Bachelors Degree in Accounting from Oklahoma State University and a Masters Degree in Accountancy from the University of Oklahoma.

Raymond F. Wright , Independent Director, Chairman Outside Audit Committee
-----------------

Mr. Wright is the past Senior V.P., CFO and CIO of Tambrands Inc. He has established world class financial information systems and investor relation programs for Standard Brands and RJR Nabisco.. He has served as Sr. VP Finance & IS, Nabisco Brands International, London, Sr. VP & CIO Nabisco Brands/Del Monte (Corp.), NJ. Sr. VP Finance & IS Nabisco Brands/Del Monte USA, N.J. Sr. VP Financial & Info Services, Nabisco Brands Inc., N.J., VP Finance, Nabisco Brands USA, N.J., VP Finance, Standard Brands US Group, N.Y., V.P. Finance, Standard Brands Ltd, Canada and Controller, Standard Brands Ltd, Canada.

Chris Holm  Independent Director, Member Audit Committee
----------

Mr. Holm has been the President of Danco Machine Inc. in Houston Texas since 1986. His background is construction industry orientated and provides management expertise to the Company. Danco Machine also provides construction equipment and specific mining hardware to our production facilities.

Scott Fishburn  Independent Director, Member Audit Committee
--------------

Bill Means  Independent Director
----------

Mr. Means is a retired executive of a firm managing Real Estate Investment
Trusts.


ITEM 10.  EXECUTIVE COMPENSATION.

          No officer or director received any remuneration from the Company during the fiscal year. The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future. We have however, been able to compensate officers, directors and some part-time personal for out of pocket expenses incurred during this start-up period. We do plan to instigate a wage and salary program once the Company has entered into a production mode.


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

                                  Number of Shares              Percent of
               Name               Owned Beneficially            Class Owned
               ----               ------------------            -----------

Cline B. Johnson II                    2,876,000                   11.4
Cline B. Johnson III                   2,700,000                   11.1
Dennis Atkins                          2,580,000                   10.6
Chris Holm                             1,700,000                    6.9
Mission Holdings (2)                   1,250,000                    5.2
Michael M. Chaffee                       875,000                    3.6
Scott Fishburn                             1,000                    N/A
Raymond Wright                            50,000                    N/A
Bill Means                               500,000                    2.1


(1) All directors and officers as a group, 46%
(2) Mission Holdings LLC is controlled by Messrs Johnson II, Johnson III, and Atkins. (See Potential conflicts of interest Section 1 )


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


Conflicts of Interest

          Certain officers and directors of our Company Messrs Johnson II, Johnson III and Atkins, are also control persons in Mission Holdings LLC. Mission Holdings, a large shareholder, acts to broker certain transactions related to the mining business such as land acquisitions, mining rights, and attempts to broker these transactions to independent third parties. There can be no assurance that in the future our Company would have any rights of first refusal or any other privileges with respect to the negotiations of any rights that Mission Holdings may acquire.

          Our Company operates in Mexico through its wholly owned subsidiary Black Mountain Mining, S.A. de C.V. All contracts that are entered into in Mexico, concessions ownerships, contract mining, export and import licenses are entered into on behalf of Black Mountain Mining. The Chairman of our Company, Mr. Johnson II is also the Admistordor Unico of Black Mountain Mining. The only equity share issued by Black Mountain is issued to and held in the name of our Company and we believe that we through the Board of Directors can insure the appropriate controls necessary to secure the interest of our Company in Mexico.

          No member of management of the Company will receive any finders' fee, either directly or indirectly, as a result of their respective efforts to implement the Company's business plan outlined herein.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) The Exhibits listed below are filed by reference as part of this Annual Report.

Exhibit No.   Document
-----------   --------

3.1            Amendment to the Articles of Incorporation-Name Change

3.2            Acquisition of Western Sierra Inc. Form 8-K

3.3            Reverse Split Form 14-C

14.1*          Code of Ethics

31*            Certification under Section 302 of the Sarbanes-Oxley Act of 2002

32*            Certification under Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 14.  CONTROLS AND PROCEDURES

          Michael Chaffee, our Chief Executive Officer and Dennis Atkins, our Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, taking into account our limited resources and current business operations, they concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in other factors that could significantly affect internal controls, subsequent to the date they completed their evaluation

Code of Ethics

          We recently adopted a Code of Ethics that applies to our officers, directors and employees, including our principal executive officer, principal financial officer and principal accounting officer.

     In determining what action should be taken, the Board, or its designee, shall take into account all relevant information, including

o    the nature and severity of the violation,

o    whether the violations was a single occurrence or repeated occurrences,

o    whether the violation appears to have been intentional or inadvertent,

     whether the individual in question had been advised prior to the violation as to the proper course of action and

o whether or not the individual in question has committed other violations in the past.

Evaluation Of Disclosure Controls And Procedures
------------------------------------------------

          The Company maintains controls and procedures designed to ensure that information required to be disclosed in this report is recorded, processed, accumulated, and reported to its management, including the president and the treasurer, to allow timely decisions regarding the required disclosure. Within the 90 days prior to the filing date of this report, the Company's management, with the participation of its president and treasurer, performed an evaluation of the effectiveness of the design and operation of these disclosure controls and procedures. Those officers have concluded that such disclosure controls and procedures are effective at ensuring that required information is disclosed in the Company's reports.

CHANGES IN INTERNAL CONTROLS -

          There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.

ITEM 15.  SIGNATURES



                                              WESTERN SIERRA MINING CORP.

                                              By:  /s/  Michael M. Chaffee
                                                   ----------------------------
                                                        Michael M. Chaffee
                                                        President

                                              By:  /s/  Dennis E. Atkins
                                                   ----------------------------
                                                        Dennis E. Atkins
                                                        Chief Financial Officer




Dated:  March 30, 2004