Form 10QSB
period 2004-03-31
WESTERN SIERRA MINING CORP
filed 2004-05-17
CIK 42050

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2004

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from           to
                                               -----------  -----------

                         Commission File Number: 1-1767

                           WESTERN SIERRA MINING CORP.
                           (FORMERLY GLOBAL DECS CORP)
                  --------------------------------------------
                 (Name of small business issuer in its charter)

         Utah                                                87-0267213
 ----------------------                             ---------------------------
(State of Incorporation)                           (I.R.S. Employer I.D. Number)

                  2750 Cisco Drive South, Lake Havasu City, AZ     86403
                     --------------------------------------      --------
                    (Address of Principal executive offices)    (Zip Code)

                    Issuer's telephone number (928) 680-5513

      Securities registered under Section 12 (b) of the Exchange Act: None

         Securities registered under Section 12 (g) of the Exchange Act:

                     Shares of Common Stock, par value $.001
                                 --------------
                                (Title of class)

     The issuer has (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day: Yes X No
                                                 -----  -----

     On March 31st, 2004 there were 25,389,762 outstanding shares of the registrant's common stock.

          Transitional Small Business Disclosure Format: Yes     No  X  .
                                                            -----  -----

                         PART 1 - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

     We have prepared the following unaudited interim consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normal included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant these rules and regulations. The financial statements reflect all adjustments which are, in the opinion of management necessary to a fair statement of the results for the interim period presented.

     You should read the following unaudited interim consolidated financial statements and the accompanying notes together with our Annual Report of Form 10-KSB for the year ended December 31, 2003. Our 2003 Annual Report contains information that may be helpful in analyzing the financial information contained in this report and in comparing our results of operations for the three-month period ending March 31, 2004.


The Securities and Exchange Commission maintains an Internet site (HTTP://WWW.SEC.GOV) which contains reports, proxy and information statements, and other information regarding us. Our Form 10-KSB filed with the Commission includes all exhibits required to be filed with the Commission. . Please contact us at 928-680-5513 to request copies of the Form 10-KSB and for information as to the number of pages contained in each of the exhibits and to request copies of the exhibits or additional filings.



                           WESTERN SIERRA MINING CORP.
                          (A Development Stage Company)
                          (Formerly Global Decs Corp.)
                           Consolidated Balance Sheets
                                    Unaudited



                                     ASSETS
                                                        March 31,     December 31,
                                                           2004           2003
                                                       -----------    -----------
CURRENT ASSETS
     Cash and cash equivalents                         $    12,041    $     3,011
     Other assets                                            5,352          5,352
                                                       -----------    -----------
          Total  current assets                             17,393          8,363

PROPERTY AND EQUIPMENT, net                                791,612        651,323
                                                       -----------    -----------


          Total Assets                                 $   809,005    $   659,686
                                                       ===========    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                  $    26,732    $    24,601
     Accrued expenses                                       68,979         68,979
     Loans from shareholders                               229,000        229,000
     Advances from shareholders                            159,234           --
     Current maturities of notes payable                     3,000          3,000
                                                       -----------    -----------
          Total  current liabilities                       486,945        325,580

NOTES PAYABLE                                               75,004          5,751


STOCKHOLDERS' EQUITY
    Common stock - par value $.001
    100,000,000 shares authorized
    25,389,762 shares issued and outstanding                25,389         24,785
    Paid-in capital                                      1,713,244      1,592,983
   Deferred interest                                      (182,108)      (261,232)
    Subscriptions receivable                               (29,400)       (29,400)
    Deficit accumulated during the development stage    (1,280,069)      (998,781)
                                                       -----------    -----------
          Total  stockholders' equity                      247,056        328,355
                                                       -----------    -----------


          Total Liabilities and Stockholders' Equity   $   809,005    $   659,686
                                                       ===========    ===========

                     The accompanying notes are an integral
                       part of these financial statements

                                      Page 3



                                            WESTERN SIERRA MINING CORP.
                                           (A Development Stage Company)
                                           (Formerly Global Decs Corp.)
                                  Consolidated Statement of Stockholders' Equity
                            From February 25, 2003 (Inception) through March 31, 2004
                                                     Unaudited



                                                                                                         Deficit
                                                                                                       accumulated
                                                                 Common Stock                          during the
                                                                 ------------             Paid-in      development
                                                              Shares        Amount        Capital         stage
                                                            -----------   -----------   -----------    -----------

Issuance of stock to founders ($.001/share)                  14,238,100   $    14,238          --             --

Issuance of stock for cash ($.20/share)                       4,216,165         4,216   $   839,018           --

Issuance of stock for vehicles and equipment ($.20/share)       517,165           517       102,916           --

Issuance of stock for interest ($.20/share)                     166,030           166        33,040           --

Issuance of stock for services and expenses ($.20/share)        862,540           863       171,645           --

Stock to be issued for cash received ($.20/share)                  --            --            --             --

Reverse acquisition of Western Sierra, Inc.                   2,529,685         2,530        (2,530)          --

Cash received for subscriptions ($.20/share)                    647,500           647       128,853           --

Issuance of stock for cash ($.20/share)                          81,580            81        16,235           --

Issuance of stock for deferred interest ($.20/share)          1,526,667         1,527       303,806           --

Amortization of deferred interest                                  --            --            --             --

Net loss for period                                                --            --            --         (998,781)
                                                            -----------   -----------   -----------    -----------

Balance, December 31, 2003                                   24,785,432        24,785     1,592,983       (998,781)

Issuance of stock for cash ($.20/share)                         604,330           604       120,261           --

Amortization of deferred interest                                  --            --            --             --

Net loss for period                                                --            --            --         (281,288)
                                                            -----------   -----------   -----------    -----------

Balance, March 31, 2004                                      25,389,762   $    25,389   $ 1,713,244    $(1,280,069)
                                                            ===========   ===========   ===========    ===========

                                                        Page 4



                                             WESTERN SIERRA MINING CORP.
                                            (A Development Stage Company)
                                            (Formerly Global Decs Corp.)
                                   Consolidated Statement of Stockholders' Equity
                             From February 25, 2003 (Inception) through March 31, 2004
                                                      Unaudited
                                                     (CONTINUED)



                                                                Stock
                                                                To be      Subscription     Deferred
                                                               Issued       Receivable      Interest        Total
                                                             ----------    -----------    -----------    -----------
Issuance of stock to founders ($.001/share)                        --             --             --      $    14,238

Issuance of stock for cash ($.20/share)                            --      $   (29,400)          --      $   813,834

Issuance of stock for vehicles and equipment ($.20/share)          --             --             --      $   103,433

Issuance of stock for interest ($.20/share)                        --             --             --      $    33,206

Issuance of stock for services and expenses ($.20/share)           --             --             --      $   172,508

Stock to be issued for cash received ($.20/share)           $   129,500           --             --      $   129,500

Reverse acquisition of Western Sierra, Inc.                        --             --             --      $      --

Cash received for subscriptions ($.20/share)                   (129,500)          --             --      $      --

Issuance of stock for cash ($.20/share)                            --             --             --      $    16,316

Issuance of stock for deferred interest ($.20/share)               --             --      $  (305,333)   $      --

Amortization of deferred interest                                  --             --      $    44,101           --

Net loss for period                                                --             --             --      $  (998,781)
                                                            -----------    -----------    -----------    -----------

Balance, December 31, 2003                                         --          (29,400)      (261,232)   $   328,355

Issuance of stock for cash ($.20/share)                            --             --             --      $   120,865

Amortization of deferred interest                                  --             --           79,124           --

Net loss for period                                                --             --             --      $  (281,288)

Balance, March 31, 2004                                     $      --      $   (29,400)   $  (182,108)   $   247,056
                                                            ===========    ===========    ===========    ===========


                                       The accompanying notes are an integral
                                         part of these financial statements

                                                   Page 4(Con't)




                                           WESTERN SIERRA MINING CORP.
                                          (A Development Stage Company)
                                          (Formerly Global Decs Corp.)
                                      Consolidated Statements of Operations
                            From February 25, 2003 (Inception) through March 31, 2004
                        and for the Three Months Ended March 31, 2004 and the Period from
                                 February 25, 2003 (Inception) to March 31, 2003
                                                    Unaudited



                                                                         From February 25,    From February 25,
                                                      Three Months       2003 (Inception)     2003 (Inception)
                                                     Ended March 31,     through March 31,    through March 31,
                                                          2004                 2003                 2004
                                                          ----                 ----                 ----
REVENUES                                              $       --           $       --           $       --
                                                      ------------         ------------         ------------

OPERATING COSTS AND EXPENSES
          Salaries and wages                                47,429               54,450              542,378
          Employee expenses                                 22,167               16,941               52,500
          Exploration expenses                              11,467               55,055              101,853
          Legal and professional                            76,429                  500              123,026
          Travel                                             1,374                 --                 64,298
          Equipment, plane and vehicle expenses              5,085                 --                 48,368
          Rent                                               5,342                1,900               25,690
          Insurance                                          3,241                 --                 11,866
          Interest                                          13,712                 --                 91,217
          Licenses,permits, fees                               422                 --                 30,274
          Depreciation                                       7,933                 --                 40,923
          Office expenses                                    6,435                5,333               24,147
          Supplies                                           1,129                 --                 30,243
          Organization expenses                               --                   --                 14,181
                                                      ------------         ------------         ------------

          Total Expenses                                   202,165              134,179            1,200,964
                                                      ------------         ------------         ------------

               Operating Loss                             (202,165)            (134,179)          (1,200,964)


OTHER INCOME (EXPENSES)
          Interest                                         (79,123)                   0              (79,105)
                                                      ------------         ------------         ------------
          Income before income taxes                      (281,288)            (134,179)          (1,280,069)

Provision for income taxes                                    --                   --                   --
                                                      ------------         ------------         ------------

          NET INCOME (LOSS)                               (281,288)            (134,179)        $ (1,280,069)
                                                      ============         ============         ============

Earnings Per Share (see Note 2)
Basic and diluted weighted average number of common
     stock outstanding                                  25,291,209           14,535,600           17,832,971
                                                      ============         ============         ============

Basic and diluted net loss per share                  $      (0.01)        $      (0.01)        $      (0.07)
                                                      ============         ============         ============


                                     The accompanying notes are an integral
                                       part of these financial statements




                                                 WESTERN SIERRA MINING CORP.
                                               (A Development Stage Company)
                                               (Formerly Global Decs Corp.)
                                           Consolidated Statements of Cash Flows
                                 From February 25, 2003 (Inception) through March 31, 2004
                             and for the Three Months Ended March 31, 2004 and the Period from
                                      February 25, 2003 (Inception) to March 31, 2003
                                                         Unaudited

                                                                                        From February 25,
                                                                   Three Months         2003 (Inception)
                                                                  Ended March 31,       through March 31,
                                                                       2004                   2004
                                                                       ----                   ----
Cash flows from operating activities:
      Net loss                                                     $  (281,288)           $(1,280,069)

Adjustments to reconcile net loss to net cash
      provided by operating activities:
           Depreciation and amortization                                 7,933                 85,074
           Issuance of shares to founders for organization costs          --                   14,238
           Issuance of shares for compensation and expenses               --                  172,508
           Issuance of shares for interest expense                        --                   33,206
           Amortization of deferred interest                            79,123                 79,123
(Increase) decrease in assets:
           Other assets                                                   --                   (5,352)
Increase (decrease) in liabilities:
           Accounts payable and accrued expenses                         2,131                 95,711

                                                                   -----------            -----------
          Total adjustments                                             89,187                474,508
                                                                   -----------            -----------

          Net cash used by operating activities                       (192,101)              (805,561)

Cash flows from investing activities:
      Purchases of property and equipment                               (4,991)              (210,605)
      Cash paid for plant development costs                           (143,231)              (509,547)
                                                                   -----------            -----------
           Net cash used by investing activities                      (148,222)              (720,152)

Cash flows from financing activities:
      Issuance of stock for cash                                       120,866              1,080,516
      Payments on borrowings                                               749                    500
      Proceeds from borrowings                                         227,738                456,738
                                                                   -----------            -----------
          Net cash provided by financing activities                    349,353              1,537,754
                                                                   -----------            -----------

Net increase in cash and cash equivalents                                9,030                 12,041

Cash and cash equivalents at beginning of period                         3,011                   --
                                                                   -----------            -----------
Cash and cash equivalents at end of period                         $    12,041            $    12,041
                                                                   ===========            ===========
Supplemental cash flow information:
-----------------------------------
Cash paid during the period for interest                           $      --              $       197
                                                                   ===========            ===========

Cash paid during the period for income taxes                       $      --              $      --
                                                                   ===========            ===========
Noncash investing and financing activities:
-------------------------------------------
Acquisition of vehicles and equipment by issuance of stock         $      --              $   103,433
Note issued for acquisition of equipment                           $      --              $     9,000
Issuance of stock for prepaid interest                             $      --              $   229,000


                                          The accompanying notes are an integral
                                           part of these financial statements.



                           WESTERN SIERRA MINING CORP.
                          (formerly Global Decs Corp.)
                           A DEVELOPMENT STAGE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004


NOTE 1 -  Organization and Basis of Presentation
          --------------------------------------

Western Sierra Mining Corp. ("Western Sierra", "the Company", "we" or "us")(formerly Global Decs Corp.) was incorporated under the laws of the state of Utah on August 19, 1907. The Company was formed to explore and develop mining properties. Production on mining claims has never commenced. On December 1, 2003 Western Sierra Mining Corp. (formerly Global Decs Corp.) entered into a Share Exchange Agreement with Western Sierra, Inc., whereby Western Sierra, Inc. became a wholly owned subsidiary of Western Sierra Mining Corp. The agreement provided for the exchange of 20,000,000 shares of the Company's common stock for 4,000,000 shares or 100% of the outstanding common stock of Western Sierra, Inc.

At the date of the exchange, we had 2,529,685 shares of common stock outstanding. Therefore, the shareholders of Western Sierra, Inc. owned approximately 88.8% of the stock of Western Sierra Mining Corp. after consummation of the transaction. Accordingly, a change in control of the Company occurred in connection with the share exchange and the acquisition was deemed a "reverse acquisition" for accounting purposes. At the date of the acquisition, Global Decs Corp. had no assets or liabilities. The reverse acquisition was accounted for as a recapitalization of Western Sierra, Inc. and the stockholders' equity was retroactively restated to reflect issuance of five shares for each share of Western Sierra, Inc. outstanding. The financial statements presented for periods prior to the Share Exchange are those of Western Sierra, Inc. As a result of the Share Exchange Agreement, Western Sierra, Inc. has become a wholly owned subsidiary of Western Sierra Mining Corp.

Western Sierra, Inc. was formed in February 2003 in the State of Oklahoma to engage in gold and other precious mineral mining on a gold bearing placer deposit located in the Sierra Occidental Mountains, in the state of Sonora, Mexico. Our subsidiary, Minera Black Mountain S. A. de C. V. ("Black Mountain") a Mexican corporation, was formed for the purpose of conducting mining and business activity in Mexico. In November, 2003 we formalized a Joint Venture Agreement with Minera La Escuadra, S. A. ("Escuadra") to process and market the minerals in approximately 35,000 tons of ore that was previously extracted by Escuadra from a mining property called El Picacho. Also in November 2003, we entered into an Option Agreement with Emilio Acuna Peralta, the owner of Escuadra for an exclusive seven month period to purchase the mining rights to a mineral concession called Pirita, which is adjacent to the El Picacho. All of the Company's mining activities are now being performed in Mexico. The Company is a development stage enterprise.

                           WESTERN SIERRA MINING CORP.
                          (formerly Global Decs Corp.)
                           A DEVELOPMENT STAGE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004


NOTE  2 - Summary of Significant Accounting Policies
          ------------------------------------------

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of Western Sierra Mining Corp. and its wholly owned subsidiary, Western Sierra, Inc. Inter-company balances or transactions, if any, are eliminated.

Cash and Cash Equivalents
-------------------------

The Company considers those short-term, highly liquid investments with original maturities of three months or less as cash and cash equivalents.


Mining, Milling and Other Property and Equipment
------------------------------------------------

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

Depletion of mining improvements will be computed using the units of production method. The Company has made no provision for depletion for the period from February 25, 2003 (inception) to March 31, 2004 as production had not commenced.

Provision is made for depreciation of office furniture fixtures and equipment, machinery and equipment, and building. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets which are 5 to 10 years.

Impairment of Long-Lived Assets
-------------------------------

In accordance with Statement of Financial Accounting Standards ("SFAS") 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company reviews its long-lived assets for impairments. Impairment losses on long-lived assets are recognized when events or changes

                           WESTERN SIERRA MINING CORP.
                          (formerly Global Decs Corp.)
                           A DEVELOPMENT STAGE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004


in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses then are measured by comparing the fair value of assets to their carrying amounts. The Company recognized no impairment loss at March 31, 2004.

Revenue Recognition
-------------------

The Company has not generated any revenues through March 31, 2004. Revenues, if any, will be recognized when the price is reasonably determinable, the product has been delivered, title has been transferred to the customer and collection of the sales price is reasonably assured.

Earnings Per Share
------------------

The weighted average number of shares used for computing earnings per share has been restated to retroactively affect the five for one exchange of stock, pursuant to the Share Exchange Agreement between Western Sierra Mining Corp. and Western Sierra, Inc. effective December 1, 2003.

Foreign Currency Translation
----------------------------

All assets and liabilities of the Company's Mexican subsidiary are denominated in US dollars. Amounts on the statement of operations are translated at the average exchange rates during the year. Gains and losses arising from translation of foreign currency are immaterial and are included in the determination of net loss.

Income Taxes
------------

The Company records deferred income taxes using the liability method as prescribed under the provisions of SFAS No. 109. Under the liability method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and income tax bases of the Company's assets and liabilities. An allowance is recorded, based upon currently available information, when it is more likely than not that any or all of the deferred tax assets will not be realized. The provision for income taxes includes taxes currently payable, if any, plus the net change during the year in deferred tax assets and liabilities recorded by the Company.

                           WESTERN SIERRA MINING CORP.
                          (formerly Global Decs Corp.)
                           A DEVELOPMENT STAGE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004


Reclassifications
-----------------

Certain amounts from prior periods have been reclassified to conform with the current period presentation.

Use of Estimates
----------------

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

Environmental Remediation Costs
-------------------------------

Environmental remediation costs are accrued based on estimates of known environmental remediation exposure. Such accruals are recorded even if significant uncertainties exist over the ultimate cost of the remediation. It is reasonably possible that the Company's estimates of reclamation liabilities, if any, could change as a result of changes in regulations, extent of environmental remediation required, means of reclamation or cost estimates. Ongoing environmental compliance costs, including maintenance and monitoring costs, are expensed as incurred. There were no environmental remediation costs accrued at March 31, 2004.

Recently Issued Accounting Pronouncements
-----------------------------------------

SFAS No. 149 "Amendment of Statement 133 on derivative instruments and hedging activities". This statement amends and clarifies financial accounting and reporting for derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133, "Accounting for derivative instruments and hedging activities".

SFAS No. 150 "Accounting for certain financial instruments with characteristics of both liabilities and equity". This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Company believes that the above standards would not have a material impact on its financial position, results of operations or cash flows.

                           WESTERN SIERRA MINING CORP.
                          (formerly Global Decs Corp.)
                           A DEVELOPMENT STAGE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004


NOTE  3 - Going Concern
          -------------

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through March 31, 2004, the Company had incurred cumulative losses of $1,280,069 and negative working capital of $469,552 as of March 31, 2004. The Company's successful transition from a development stage company to attaining profitable operations is dependent upon obtaining financing adequate to fulfill its exploration activities, development of its properties and achieving a level of revenues adequate to support the Company's cost structure. Management's plan of operations anticipates that the cash requirements for the next twelve months will be met by obtaining capital contributions through the sale of its common stock and cash flows from operations. There is no assurance that the company will be able to implement the plan.

NOTE  4 - Stockholders' Equity
          --------------------

On December 1, 2003 we entered into a Share Exchange Agreement with Western Sierra, Inc. whereby Western Sierra, Inc. became a wholly owned subsidiary of Western Sierra Mining Corp. (formerly Global Decs Corp.). The agreement provided for the exchange of 20,000,000 shares of the Company's common stock for 4,000,000 shares of common stock of Western Sierra, Inc. The shareholders of Western Sierra, Inc. owned approximately 88.8% of the stock of Western Sierra Mining Corp. after consummation of the transaction. The exchange was accounted for as a reverse acquisition. Accordingly, the combination of the two companies is recorded as a recapitaliztion of Western Sierra Inc., pursuant to which Western Sierra, Inc. is treated as the continuing entity. In accordance with the agreement, the board of directors of Western Sierra Mining Corp. authorized an amendment to the Articles of Incorporation to change the name of the corporation from Global Decs Corp. to Western Sierra Mining Corp. As a result of the Share Exchange Agreement, Western Sierra, Inc. has become a wholly owned subsidiary of Western Sierra Mining Corp.

At various stages in the Company's development we have issued shares of common stock, valued at fair market value, for services or assets with a corresponding charge to operations or property and equipment. During the period from inception (February 25, 2003) to March 31, 2004, the following transactions were recorded and reflect the retroactive restatement of the effect of the 5:1 exchange of shares pursuant to the Share Exchange Agreement between the Company and Western Sierra, Inc.:

We issued 14,238,100 shares to founders for organization costs totaling $14,238. We issued 4,297,745 shares for cash consideration totaling $859,550 of which $29,400 was subscribed but not paid as of March 31, 2004.

                           WESTERN SIERRA MINING CORP.
                          (formerly Global Decs Corp.)
                           A DEVELOPMENT STAGE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004


We issued 517,165 shares for purchase of vehicles and equipment totaling
$103,433.
We issued 862,540 shares for employee compensation and expenses totaling
$172,508.
We issued 1,526,667 shares for prepaid interest totaling $305,333.
On March 12, 2003 two individuals advanced us a total of $100,183. These advances were converted to common stock on August 30, 2003 at a rate of one share for each $.20 advanced to us for a total of 500,915 shares. We also issued an additional 166,030 shares in payment of interest on the advances valued at $33,206.
On December 1, 2003 we received cash of $129,500 for 647,500 shares purchased on subscription.

During the quarter ended March 31, 2004 we sold 604,330 shares of stock for $120,865.

The value of shares, other than shares issued as founder's shares, is based on the most recent cash purchase price as of the transaction date.

NOTE  5 - Joint Venture
          -------------

In November 2003, Black Mountain our Mexican subsidiary, entered into a joint venture agreement with Escuadra whereby Black Mountain was granted the exclusive right to process and market minerals from approximately 35,000 tons of ore previously extracted from a mining property owned by Escuadra called the El Picacho.

The agreement provides that Escuadra will be responsible for:
     Grinding and crushing the ore
     Hauling the ore to the plant
     Disposing of the tailings

The agreement provides that Black Mountain will be responsible for:
     Design and completion of the processing system
     Paying Escuadra $5.00 per ton of ore processed
     Processing the ore through the plant
     Transportation of the final product
     Marketing of the final product

Proceeds from sale of the minerals will be split evenly between Escuadra and Black Mountain after deduction of the following expenses:
     Hauling costs of the ore to the plant
     Processing of the ore by Escuadra to grind and crush
     Processing costs through the Black Mountain plant

                           WESTERN SIERRA MINING CORP.
                          (formerly Global Decs Corp.)
                           A DEVELOPMENT STAGE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004


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

NOTE 7 - Mining, Milling and Other Property and Equipment
         ------------------------------------------------

Property and equipment at March 31, 2004 consists of the following:

                  Mining equipment                   $ 50,839
                  Shop tools and equipment             49,298
                  Office equipment                      3,597
                  Vehicles                            111,054
                  Airplane                            108,250
                  Picacho plant development costs     509,547
                                                     --------
                                                      832,585
                  Less: Accumulated depreciation      (40,973)
                                                     --------
                                                     $791,612
                                                     ========


NOTE 8 - Related Party Transactions
         --------------------------

In June, 2003, the Company acquired an RV to be used as a field office from the Company's Chairman and CEO in exchange for 37,500 shares of common stock and the assumption of $9,000 of debt payable to a bank. In November, 2003, the Company issued 95,000 shares of common stock to the Company's Chairman and CEO for expenses of $19,000 which he incurred on behalf of the Company and 488,540 shares of common stock for services and expenses totaling $97,708.

In June, 2003, the Company issued 227,165 shares of common stock to a shareholder in exchange for equipment totaling $45,433.

                           WESTERN SIERRA MINING CORP.
                          (formerly Global Decs Corp.)
                           A DEVELOPMENT STAGE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004


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

During the period from January 1, 2004 through March 31, 2004 we received $129,000, $25,000 and $5,234, totaling $159,234, in advances from three shareholders. The loans are payable at maturity, one year from the date of issuance and are non interest bearing.

NOTE 9  -  Notes Payable

Notes payable to shareholders, unsecured, due October 23 -
December 15, 2004, interest paid by issuance of 1,526,667
shares of the Company's common stock                                   $229,000

Note payable to bank, collateralized by RV,
7% interest rate, payable in monthly installments of $249,
maturing December , 2006                                                  8,004

Note payable to bank, collateralized by airplane, 6.9% interest rate, payable in 59 monthly installments of $808 and a final
Single payment of $41,881 due on February 25, 2009                       70,000
                                                                         ------
                                                                        307,004

Less: Current portion                                                  (232,000)
                                                                     ----------

Long-Term Debt                                                       $   75,004
                                                                     ==========

Maturities of long-term debt are as follows:

     2005                                      $ 3,000
     2006                                        2,004
     2009                                       70,000
                                                ------

     Total                                     $75,004
                                               =======

                           WESTERN SIERRA MINING CORP.
                          (formerly Global Decs Corp.)
                           A DEVELOPMENT STAGE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004


During the period from October 23, to December 15, 2003, we received a total of $229,000 in loan proceeds from nine individuals. The loans are payable at maturity one year from the date of issuance. In lieu of interest, pursuant to the note agreements we agreed to issue 1,526,667 shares of common stock to the nine individuals at a rate of one share for each $.15 loaned to us. These shares, valued at $305,333, are considered interest on the loans. The unamortized amount is recorded as deferred interest in the accompanying balance sheets. The interest expense will be recognized over the twelve month period corresponding to the due dates of the loans. Amortization totaled $79,123 for the three months ended March 31, 2004.

NOTE 10 - Income Taxes
          ------------

No provision was made for income taxes since we have incurred an operating loss from inception. At March 31, 2004, we have incurred losses for federal income tax purposes of approximately $1,107,561. Differences between financial statement and tax losses consist primarily of the reduction of amounts recorded for non-cash compensation and depreciation. Net operating losses may be used to reduce taxable income through the year 2023.


We have a deferred tax asset of $332,268 at March 31, 2004 relating to our net operating losses. We recognized a valuation allowance of 100% for the net deferred tax asset of $332,268.

NOTE 11 - Subsequent Events
          -----------------

During the period from April 1, 2004 to May 10, 2004 we issued 261,500 shares of common stock for cash of $52,300. We received $98,570 in advances from two shareholders. The advances are payable at maturity, one year from the date of issuance and are non-interest bearing.

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


Results of Operations
---------------------

The Picacho Joint Venture

In November 2003, Black Mountain our Mexican subsidiary, entered into a joint venture agreement with Escuadra whereby Black Mountain Mining was granted the exclusive right to process and market minerals from approximately 35,000 tons of ore previously extracted from a mining property owned by Minera La Escuadra, S.A. de C.V. called the El Picacho. We will split the expenses and the profits (if any) 50%/50% the Minera La Escuadra.. Our responsibility to the J-V is to construct a free gold recovery circuit and operate this recovery plant in conjunction with the on-going operation of the Picacho mine. We have spent a total of $509,547 in plant development costs.

The agreement further provides that additional amounts of ore may be considered for processing on the same basis. The agreement may be terminated by Black Mountain if we determine that there are insufficient gold resources to support the processing expenses.

Further, we have agreed to advance Escuadra the amounts of hauling and crushing the ore estimated to be a total of $17.00 per ton, at the time of processing through the Black Mountain plant. The advances are to be repaid to us from the proceeds from sale of the minerals received.
We have completed the construction phase of the Picacho processing facility and the plant is now operating on an interim and testing basis prior to entering a full production mode. The first portion (3,500 tons) of the material to be process has been moved from the mine site to the processing plant. We anticipate brining the plant on-line (production) during the second quarter of 2004. Data being collected on the concentrates produced from the plant have been sent to our lab for evaluation. The results of these data will help set the operating parameters and provide information that will allow us to better predict the values of minerals that may be extracted from the operation.


The Pirita Concession

In November 2003 we formalized an agreement with Emilio Acuna Peralta, the owner of Escuadra, for an exclusive option, for a seven-month period, to purchase a mining concession called Pirita, which is adjacent to the El Picacho. The agreement requires us to pay $30,000 for the option which is expensed as exploration costs in the accompanying statement of operations. The agreement allows us full access to the concession for exploration activities during its term and provides for a purchase price of $1,000,000 for the mining rights.

The Pirita concession is located near the city of Bacoachi, Sonora, Mexico. We are now evaluating the property and all efforts therein are in the development stage. We are seeking to identify any commercially viable minerals that may be present on the concession.

The term of the option is for seven months or until June 5th, 2004. At that time under the present option agreement, we will need to pay an additional one million dollars ($1,000,000) to complete the acquisition. How the one million dollars is to be paid is subject to a formal agreement between our company and Mr. Acuna.

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

Revenues.
--------

We generated no revenues from mining operations during the quarter ended March 31, 2004.

Costs and Expenses.
------------------

     We have expended a total of $281,288 for costs and expenses during the period ended March 31, 2004

Net Income.
----------

Our net loss for the period ended March 31, 2004 was $281,288.

     As of March 31, 2004, we had negative working capital of approximately $469,552.

There is no assurance whatsoever that we will generate any operating revenues during the second quarter of 2004 or that any of our proposed plans to raise capital and otherwise fund operations will prove successful. Our inability to obtain sufficient funding will delay our planned operations or, possibly, force us to go out of business.

General and Administrative Expenses

     During the period ended March 31, 2004 we expended $116,191 for general and administrative costs.

Litigation

     The Company is not subject to any pending litigation and has no indication of any disputes arising from our current operations.

Off-Balance Sheet Arrangements

     We do not have any transactions, agreements or other contractual arrangements that constitute off-balance sheet arrangements.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Cautionary Statement for Forward Looking Information

Some information contained in or incorporated by reference into this report on Form 10-KSB may contain "forward-looking statements," as defined in Section 21 E of the Securities and Exchange Act of 1934. These statements include comments regarding exploration and mine development and construction plans, costs, grade, production and recovery rates, permitting, financing needs, the availability of financing on acceptable terms or other sources of funding, and the timing of additional tests, feasibility studies and environmental permitting. The use of any of the words "anticipate," "continue," "estimate," "expect," "may," "will, "project," "should," "believe" and similar expressions are intended to identify uncertainties. We believe the expectations reflected in those forward-looking statements are reasonable. However, we cannot assure you that these expectations will prove to be correct. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of the risk factors set forth below and other factors set forth in, including the section "Issues and Uncertainties" below, or incorporated by reference into, this report.

Our forward-looking statements are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them, including without limitation, management's examination of historical operating trends, data contained in our records and other data available from third parties. However, we cannot assure you that management's expectations, beliefs and projections will result or be achieved or accomplished. Our forward-looking statements apply only as of the date made. Except as required by law, we undertake no obligation to publicly update or revise forward-looking statements which may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

There are a number of risks and uncertainties that could cause actual results to differ materially from those set forth in, contemplated by or underlying the forward-looking statements contained in this report. These risks include, but are not limited to, dependence on a single mining project, our need for financing, potential delays in development of the Pirita project, imprecision of estimates, uncertainty of government subsidies, volatility of gold prices, currency fluctuations, international political instability, our significant indebtedness, risks associated with mining activities, risks of development in foreign countries, environmental and other laws and regulations, competition, our reliance upon key executives. Each of these risks and certain other uncertainties are discussed in more detail in our Annual Report on For 10-KSB for the year ended December 31, 2003. There may also be other factors, including those discussed elsewhere in the report that may cause our actual results to differ materially from the forward-looking statements. Any forward-looking statements made by or on our behalf should be considered in light of these factors.

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

Gold Price Risk

     The results of our operations from residual gold production at the Picacho Mine are affected significantly by the market price of gold. Gold prices are influenced by numerous factors over which we have no control, including expectations with respect to the rate of inflation, the relative strength of the U.S. dollar and other currencies, interest rates, global or regional political or economic crises, demand for gold for jewelry and industrial products and sales by holders and products of gold in response to these factors.

Foreign Currency Exchange Rate Risk

     A significant portion of our activity is located in Mexico. Our future profitability could be impacted by fluctuations in foreign currencies relative to the U.S. dollar. We have not entered into any foreign currency contracts or other derivatives to establish a foreign currency protection program.


ITEM 4.  CONTROLS AND PROCEDURES

 There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. Michael Chaffee, our Chief Executive Officer and Dennis Atkins, our Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, taking into account our limited resources and current business operations, they concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in other factors that could significantly affect internal controls, subsequent to the date they completed their evaluation.

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no maters submitted to a vote of the security holders during the period ending March 31, 2004.

ITEM 6.  EXHIBITS AND REPORTS OF FORM 8-K

     a.  Exhibits

Exhibit No.                 Description
-----------                 -----------

    31     Certification under Section 302 of the Sarbanes-Oxley Act of 2002

    32     Certification under Sectio 906 of the Sarbanes-Oxley Act of 2002

     b. No reports on Form 8-K were filed by the Company during the quarter ending March 31, 2004



                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            WESTERN SIERRA MINING CORP



                                            By:  /s/  Michael M. Chaffee
                                               --------------------------------
                                                      Michael M. Chaffee
                                                      President and
                                                      Chief Executive Officer

                                                      Dated May 5th, 2004