Form 10QSB
period 2004-06-03
WESTERN SIERRA MINING CORP
filed 2004-08-20
CIK 42050

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from  _________________  to  ___________________

                         Commission File Number: 1-1767

                           WESTERN SIERRA MINING CORP.
                           (FORMERLY GLOBAL DECS CORP)
                           ---------------------------
                 (Name of small business issuer in its charter)

         Utah                                               87-0267213
         ----                                               ----------
(State of Incorporation)                           (I.R.S. Employer I.D. Number)

               2750 Cisco Drive South, Lake Havasu City, AZ 86403
               --------------------------------------------------
               (Address of Principal executive offices) (Zip Code)

                    Issuer's telephone number (928) 680-5513

      Securities registered under Section 12 (b) of the Exchange Act: None

         Securities registered under Section 12 (g) of the Exchange Act:

                     Shares of Common Stock, par value $.001
                     ---------------------------------------
                                (Title of class)

     The issuer has (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day: Yes [ X ] No [ ]

     On June 30th, 2004 there were 26,497,512 outstanding shares of the registrant's common stock.

     Transitional Small Business Disclosure Format: Yes [   ]   No [ X ].

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

     You should read the following unaudited interim consolidated financial statements and the accompanying notes together with our Annual Report of Form 10-KSB for the year ended December 31, 2003. Our 2003 Annual Report contains information that may be helpful in analyzing the financial information contained in this report and in comparing our results of operations for the three-month period ending March 31, 2004 and the six-month period ending June 30th, 2004.


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



                           WESTERN SIERRA MINING CORP.
                          (A Development Stage Company)
                          (Formerly Global Decs Corp.)
                           Consolidated Balance Sheets
                                    Unaudited


                                     ASSETS
                                                         June 30,    December 31,
                                                           2004           2003
                                                       -----------   ------------
CURRENT ASSETS
     Cash and cash equivalents                         $    93,088    $     3,011
     Other assets                                            5,352          5,352
                                                       -----------    -----------
          Total  current assets                             98,440          8,363

PROPERTY AND EQUIPMENT, net                                879,609        651,323
                                                       -----------    -----------


          Total Assets                                 $   978,049    $   659,686
                                                       ===========    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                  $    24,658    $    24,601
     Accrued expenses                                      150,157         68,979
     Loans from shareholders                               229,000        229,000
     Advances from shareholders                            283,128           --
     Current maturities of notes payable                     8,724          3,000
                                                       -----------    -----------
          Total  current liabilities                       695,667        325,580

NOTES PAYABLE                                               64,032          5,751


STOCKHOLDERS' EQUITY
    Common stock - par value $.001
    100,000,000 shares authorized
    27,892,752 shares issued and outstanding                27,893         24,785
    Paid-in capital                                      2,211,338      1,592,983
   Deferred interest                                      (102,984)      (261,232)
    Subscriptions receivable                               (29,400)       (29,400)
    Deficit accumulated during the development stage    (1,888,497)      (998,781)
                                                       -----------    -----------
          Total  stockholders' equity                      218,350        328,355
                                                       -----------    -----------

          Total Liabilities and Stockholders' Equity   $   978,049    $   659,686
                                                       ===========    ===========

  The accoompanying notes are an integral part of these financial statements.




                                                   WESTERN SIERRA MINING CORP.
                                                  (A Development Stage Company)
                                                  (Formerly Global Decs Corp.)
                                        Consolidated Statement of Stockholders' Equity
                                    From February 25, 2003 (Inception) through June 30, 2004
                                                             Unaudited


                                                                                                                         Deficit
                                                                                                                       accumulated
                                                                          Common Stock                                 during the
                                                                          ------------                  Paid-in         development
                                                                  Shares              Amount            Capital           stage
                                                                  ------              ------            -------           -----

Issuance of stock to founders
 ($.001/share)                                                  14,238,100       $     14,238

Issuance of stock for cash ($.20/share)                          4,216,165              4,216       $    839,018

Issuance of stock for vehicles and
equipment ($.20/share)                                             517,165                517            102,916

Issuance of stock for interest ($.20/share)                        166,030                166             33,040

Issuance of stock for services and
 expenses ($.20/share)                                             862,540                863            171,645

Stock to be issued for cash received
 ($.20/share)

Reverse acquisition of Western Sierra, Inc.                      2,529,685              2,530             (2,530)

Cash received for subscriptions($.20/share)                        647,500                647            128,853

Issuance of stock for cash ($.20/share)                             81,580                 81             16,235

Issuance of stock for deferred interest
 ($.20/share)                                                    1,526,667              1,527            303,806

Amortization of deferred interest

Net loss for period                                                                                                        (998,781)
                                                              ------------       ------------       ------------       ------------

Balance, December 31, 2003                                      24,785,432             24,785          1,592,983           (998,781)

Issuance of stock for cash, January 1, 2004
 - March 31, 2004 ($.20/share)                                     604,330                604            120,261

Issuance of stock for cash, April 1, 2004
 - June 30, 2004 ($.20/share)                                    1,102,750              1,103            219,447

Issuance of stock for vehicle and equipment
 ($.20/share)                                                      104,240                104             20,744

Issuance of stock for compensation and
 consulting ($.20/share)                                         1,296,000              1,297            257,903

Amortization of deferred interest

Net loss for period                                                                                                        (889,716)
                                                              ------------       ------------       ------------       ------------

Balance, June 30, 2004                                          27,892,752       $     27,893       $  2,211,338       $ (1,888,497)
                                                              ============       ============       ============       ============
                                                                                                                          Continued


                                                   WESTERN SIERRA MINING CORP.
                                                  (A Development Stage Company)
                                                  (Formerly Global Decs Corp.)
                                        Consolidated Statement of Stockholders' Equity
                                    From February 25, 2003 (Inception) through June 30, 2004
                                                             Unaudited


                                                                   Stock
                                                                   To be          Subscription        Deferred
                                                                   Issued          Receivable         Interest            Total
                                                                   ------          ----------         --------            -----

Issuance of stock to founders ($.001/share)                                                                            $     14,238

Issuance of stock for cash ($.20/share)                                           $    (29,400)                        $    813,834

Issuance of stock for vehicles and equipment ($.20/share)                                                              $    103,433

Issuance of stock for interest ($.20/share)                                                                            $     33,206

Issuance of stock for services and expenses ($.20/share)                                                               $    172,508

Stock to be issued for cash received ($.20/share)                $    129,500                                          $    129,500

Reverse acquisition of Western Sierra, Inc.                                                                            $       --

Cash received for subscriptions($.20/share)                          (129,500)                                         $       --

Issuance of stock for cash ($.20/share)                                                                                $     16,316

Issuance of stock for deferred interest ($.20/share)                                                 $   (305,333)     $       --

Amortization of deferred interest                                                                    $     44,101      $     44,101

Net loss for period                                                                                                    $   (998,781)
                                                                 ------------     ------------       ------------      ------------

Balance, December 31, 2003                                              --             (29,400)          (261,232)     $    328,355

Issuance of stock for cash, January 1, 2004
 - March 31, 2004 ($.20/share)                                                                                         $    120,865

Issuance of stock for cash, April 1, 2004                                                                              $    220,550
 - June 30, 2004 ($.20/share)

Issuance of stock for vehicle and equipment ($.20/share)                                                               $     20,848

Issuance of stock for compensation and consulting ($.20/share)                                                         $    259,200

Amortization of deferred interest                                                                         158,248      $    158,248

Net loss for period                                                                                                    $   (889,716)
                                                                 ------------     ------------       ------------      ------------

Balance, June 30, 2004                                           $      --        $    (29,400)      $   (102,984)     $    218,350
                                                                 ============     ============       ============      ============

                                 The accompanying notes are an integral part of these financial statements.

                                                                  4a.



                                               WESTERN SIERRA MINING CORP.
                                              (A Development Stage Company)
                                               (Formerly Global Decs Corp.)
                                           Consolidated Statements of Operations
                                    From February 25, 2003 (Inception) through June 30, 2004
                          and for the Three Months Ended June 30, 2004 and June 30, 2003 and the Six
                                        Months Ended June 30, 2004 and the Period from
                                        February 25, 2003 (Inception) to June 30, 2003
                                                           Unaudited
                                                                                      From                               From
                                                                                   February 25,                      February 25,
                                                                                       2003                              2003
                                                     Six Months     Three Months    (Inception)     Three Months      (Inception)
                                                   Ended June 30,  Ended June 30,  through June 30, Ended June 30,  through June 30,
                                                        2004            2004            2003            2003            2004
                                                        ----            ----           ----             ----            ----

REVENUES                                            $       --      $       --      $       --      $       --      $       --
                                                    ------------    ------------    ------------    ------------    ------------

OPERATING COSTS AND EXPENSES
          Salaries and wages                             397,523         350,094          98,893          44,443         892,472
          Employee expenses                               95,054          72,887          21,718           4,777         125,387
          Exploration expenses                            32,603          21,136          71,479          16,424         122,989
          Legal and professional                         121,618          45,189           9,940           9,440         168,215
          Travel                                           8,374           7,000          12,013          12,013          71,298
          Equipment, plane and vehicle expenses            8,764           3,679           4,128           2,228          52,047
          Rent                                            11,541           6,199           4,400           4,400          31,889
          Insurance                                        7,523           4,282             525             525          16,148
          Licenses,permits, fees                             438              17           5,049           5,049          30,290
          Depreciation                                    15,866           7,933          13,073           7,740          48,856
          Office expenses                                 11,262           4,827           3,604           3,604          28,974
          Supplies                                           994            (135)          5,555           5,555          30,108
          Organization expenses                             --              --            14,238          14,238          14,181
                                                    ------------    ------------    ------------    ------------    ------------

          Total Expenses                                 711,560         523,108         264,615         130,436       1,632,854
                                                    ------------    ------------    ------------    ------------    ------------

               Operating Loss                           (711,560)       (523,108)       (264,615)       (130,436)     (1,632,854)

OTHER INCOME (EXPENSES)
          Interest                                      (178,156)        (85,320)              0               0        (255,643)
                                                    ------------    ------------    ------------    ------------    ------------

          Income before income taxes                    (889,716)       (608,428)       (264,615)       (130,436)     (1,888,497)

Provision for income taxes                                     0            --              --              --              --
                                                    ------------    ------------    ------------    ------------    ------------

          NET INCOME (LOSS)                             (889,716)       (608,428)       (264,615)       (130,436)   $ (1,888,497)
                                                    ============    ============    ============    ============    ============

Earnings Per Share (see Note 2)
Basic and diluted weighted average number of
  common stock outstanding                            25,759,474      26,227,739      14,660,476      14,957,975      18,566,468
                                                    ============    ============    ============    ============    ============

Basic and diluted net loss per share                $      (0.03)   $      (0.02)   $      (0.02)   $      (0.01)   $      (0.10)
                                                    ============    ============    ============    ============    ============

                                 The accompanying notes are an integral part of these financial statements.



                                                  WESTERN SIERRA MINING CORP.
                                               (A Development Stage Company)
                                                (Formerly Global Decs Corp.)
                                              Consolidated Statements of Cash Flows
                                     From February 25, 2003 (Inception) through June 30, 2004
                                   and for the Three Months Ended June 30, 2004 and the Six Months
                                                        Ended June 30, 2004
                                                              Unaudited


                                                                                                From February 25,  From February 25,
                                                                             Six Months         2003 (Inception)    2003 (Inception)
                                                                           Ended June 30,       through June 30,    through June 30,
                                                                                2004                  2003               2004
                                                                                ----                  ----               ----
Cash flows from operating activities:
     Net loss                                                              $  (889,716)          $  (264,615)       $(1,888,497)

Adjustments to reconcile net loss to net cash
   provided by operating activities:
          Depreciation and amortization                                         15,866                13,073             93,007
          Issuance of shares to founders for organization costs                   --                                     14,238
          Issuance of shares for compensation and expenses                     259,200                                  431,708
          Issuance of shares for interest expense                                 --                                     33,206
          Amortization of deferred interest                                    158,248                                  158,248
(Increase) decrease in assets:
               Other assets                                                       --                  (1,500)            (5,352)
Increase (decrease) in liabilities:
               Accounts payable and accrued expenses                            81,235                15,581            174,815

                                                                           -----------           -----------        -----------
          Total adjustments                                                    514,549                27,154            899,870
                                                                           -----------           -----------        -----------

          Net cash used by operating activities                               (375,167)             (237,461)          (988,627)

Cash flows from investing activities:
     Purchases of property and equipment                                        (4,991)             (187,789)          (210,604)
     Cash paid for plant development costs                                    (218,314)                                (584,630)
                                                                           -----------           -----------        -----------
           Net cash used by investing activities                              (223,305)             (187,789)          (795,234)

Cash flows from financing activities:
     Issuance of stock for cash                                                341,416               376,269          1,301,066
     Payments on borrowings                                                     (6,587)                                  (6,837)
     Proceeds from borrowings                                                  353,720               100,183            582,720
                                                                           -----------          -----------        -----------
          Net cash provided by financing activities                            688,549               476,452          1,876,949
                                                                           -----------           -----------        -----------

Net increase in cash and cash equivalents                                       90,077                51,202             93,088

Cash and cash equivalents at beginning of period                                 3,011                  --                 --
                                                                           -----------           -----------        -----------

Cash and cash equivalents at end of period                                 $    93,088           $    51,202        $    93,088
                                                                           ===========           ===========        ===========

Supplemental cash flow information:
-----------------------------------
Cash paid during the period for interest                                   $    19,910           $    20,161
                                                                           ===========           ===========        ===========

Cash paid during the period for income taxes                               $      --             $      --          $      --
                                                                           ===========           ===========        ===========

Noncash investing and financing activities:
-------------------------------------------
Acquisition of vehicles and equipment by issuance of stock                 $    20,848                              $    20,848
Note issued for acquisition of equipment                                   $      --                                $      --
Issuance of stock for prepaid interest                                     $      --                                $      --


                           The accompanying notes are an integral part of these financial statements.

                                                             6

                           WESTERN SIERRA MINING CORP.
                          (formerly Global Decs Corp.)
                           A DEVELOPMENT STAGE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004


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

                          WESTERN SIERRA MINING CORP.
                          (formerly Global Decs Corp.)
                           A DEVELOPMENT STAGE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004


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

Depletion of mining improvements will be computed using the units of production method. The Company has made no provision for depletion for the period from February 25, 2003 (inception) to June 30, 2004 as production had not commenced.

Provision is made for depreciation of office furniture fixtures and equipment, machinery and equipment, and building. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets which are 5 to 10 years.

Impairment of Long-Lived Assets
-------------------------------

In accordance with Statement of Financial Accounting Standards ("SFAS") 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company reviews its long-lived assets for impairments. Impairment losses on long-lived assets are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses then are measured by comparing the fair value of assets to their carrying amounts. The Company recognized no impairment loss at June 30, 2004.

                          WESTERN SIERRA MINING CORP.
                          (formerly Global Decs Corp.)
                           A DEVELOPMENT STAGE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004


Revenue Recognition
-------------------

The Company has not generated any revenues through June 30, 2004. Revenues, if any, will be recognized when the price is reasonably determinable, the product has been delivered, title has been transferred to the customer and collection of the sales price is reasonably assured.

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

                          WESTERN SIERRA MINING CORP.
                          (formerly Global Decs Corp.)
                           A DEVELOPMENT STAGE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004


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

Environmental Remediation Costs
-------------------------------

Environmental remediation costs are accrued based on estimates of known environmental remediation exposure. Such accruals are recorded even if significant uncertainties exist over the ultimate cost of the remediation. It is reasonably possible that the Company's estimates of reclamation liabilities, if any, could change as a result of changes in regulations, extent of environmental remediation required, means of reclamation or cost estimates. Ongoing environmental compliance costs, including maintenance and monitoring costs, are expensed as incurred. There were no environmental remediation costs accrued at June 30, 2004.

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

NOTE 3 - Going Concern
         -------------

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through June 30, 2004, the Company had incurred cumulative losses of $1,888,497 and negative working capital of $597,227 as of June 30, 2004. The Company's successful transition from a development stage company to attaining profitable operations is dependent upon obtaining financing adequate to fulfill its exploration activities, development of its properties

                          WESTERN SIERRA MINING CORP.
                          (formerly Global Decs Corp.)
                           A DEVELOPMENT STAGE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004


and achieving a level of revenues adequate to support the Company's cost structure. Management's plan of operations anticipates that the cash requirements for the next twelve months will be met by obtaining capital contributions through the sale of its common stock and cash flows from operations. There is no assurance that the company will be able to implement the plan.


NOTE 4 - Stockholders' Equity
         --------------------

On December 1, 2003 we entered into a Share Exchange Agreement with Western Sierra, Inc. whereby Western Sierra, Inc. became a wholly owned subsidiary of Western Sierra Mining Corp. (formerly Global Decs Corp.). The agreement provided for the exchange of 20,000,000 shares of the Company's common stock for 4,000,000 shares of common stock of Western Sierra, Inc. The shareholders of Western Sierra, Inc. owned approximately 88.8% of the stock of Western Sierra Mining Corp. after consummation of the transaction. The exchange was accounted for as a reverse acquisition. Accordingly, the combination of the two companies is recorded as a recapitalization of Western Sierra Inc., pursuant to which Western Sierra, Inc. is treated as the continuing entity. In accordance with the agreement, the board of directors of Western Sierra Mining Corp. authorized an amendment to the Articles of Incorporation to change the name of the corporation from Global Decs Corp. to Western Sierra Mining Corp. As a result of the Share Exchange Agreement, Western Sierra, Inc. has become a wholly owned subsidiary of Western Sierra Mining Corp.

At various stages in the Company's development we have issued shares of common stock, valued at fair market value, for services or assets with a corresponding charge to operations or property and equipment. During the period from inception (February 25, 2003) to June 30, 2004, the following transactions were recorded and reflect the retroactive restatement of the effect of the 5:1 exchange of shares pursuant to the Share Exchange Agreement between the Company and Western Sierra, Inc.:

We issued 14,238,100 shares to founders for organization costs totaling $14,238. We issued 6,652,325 shares for cash consideration totaling $1,330,465 of which $29,400 was subscribed but not paid as of June 30, 2004. This total includes the following items:

     On August 30, 2003, 500,915 shares were issued to two individuals in conversion of advances from them totaling $100,183 to common stock at a rate of one share for each $.20 advanced. An additional 166,030 shares of stock, valued at $33,206, were issued to these individuals in payment of interest.
     In December, 2003, 647,500 shares were issued for cash subscriptions received on December 1, 2003. During the six months ended June 30, 2004, we sold 1,707,080 shares if stock for cash totaling $341,415.

                          WESTERN SIERRA MINING CORP.
                          (formerly Global Decs Corp.)
                           A DEVELOPMENT STAGE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004


We issued 621,405 shares for purchase of vehicles and equipment totaling
$124,281.
We issued 862,540 shares for employee compensation and expenses totaling
$172,508.
We issued 1,296,000 shares for director compensation totaling $259,200. We issued 1,526,667 shares for prepaid interest totaling $305,333.

For financial reporting purposes of the Company, the value of these shares, other than shares issued as founder's shares, is based on the most recent cash purchase price as of the transaction date.

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

                          WESTERN SIERRA MINING CORP.
                          (formerly Global Decs Corp.)
                           A DEVELOPMENT STAGE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004


exploration costs in the accompanying statement of operations. The agreement allows us full access to the concession for exploration activities during its term and provides for a purchase price of $1,000,000 for the mining rights concession.

In June, 2004, the Company entered into a verbal agreement with the owner of the Pirita concession to extend the exclusive option on a month-to-month basis. The Company is currently conducting tests on the concession to determine the Company's interest in proceeding with the agreement.


NOTE 7  -   Mining, Milling and Other Property and Equipment
            ------------------------------------------------

Property and equipment at June 30, 2004 consists of the following:

                  Mining equipment                   $ 49,337
                  Shop tools and equipment             49,298
                  Office equipment                      3,597
                  Vehicles                            113,284
                  Airplane                            108,250
                  Picacho plant development costs     604,748
                                                     --------
                                                      928,514
                  Less: Accumulated depreciation      (48,906)
                                                     --------
                                                     $879,608
                                                     ========


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

                           WESTERN SIERRA MINING CORP.
                          (formerly Global Decs Corp.)
                           A DEVELOPMENT STAGE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004


In November, 2003, the Company issued 75,000 shares of common stock to the Company's COO and director in exchange for services totaling $15,000.

During the period from January 1, 2004 through March 31, 2004 we received advances of $129,000, $25,000 and $5,234 for a total of $159,234 and during the period from April 1, 2004 to June 30, 2004 we received advances of $48,750 and $77,232 totaling $125,982 from three shareholders. The loans are payable at maturity, one year from the date of issuance and are non-interest bearing.

On June 1, 2004, the Company issued a total of 1,296,000 shares of its common stock in lieu of cash compensation to eight board members and one advisor.


NOTE 9 - Notes Payable
         --------------

Notes payable to shareholders, unsecured, due
October 23 - December 15, 2004,
interest paid by issuance of 1,526,667
shares of the Company's common stock                               $  229,000

Note payable to bank, collateralized by RV,
7% interest rate, payable in monthly
installments of $249, maturing December , 2006                          7,257

Note payable to bank, collateralized by
airplane, 6.9% interest rate, payable in 59 monthly
installments of $808 and a final
Single payment of $41,881 due on February 25, 2009                     65,499
                                                                     --------

                                                                      301,756

Less: Current portion                                                (237,724)
                                                                   ----------

Long-Term Debt                                                     $   64,032
                                                                   ==========

Maturities of long-term debt are as follows:

                   2005              $ 8,724
                   2006                8,481
                   2007                5,724
                   2008                5,724
                   2009               35,379
                                     -------

                  Total              $64,032
                                     =======

                          WESTERN SIERRA MINING CORP.
                          (formerly Global Decs Corp.)
                           A DEVELOPMENT STAGE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004


During the period from October 23, to December 15, 2003, we received a total of $229,000 in loan proceeds from nine individuals. The loans are payable at maturity one year from the date of issuance. In lieu of interest, pursuant to the note agreements we agreed to issue 1,526,667 shares of common stock to the nine individuals at a rate of one share for each $.15 loaned to us. These shares, valued at $305,333, are considered interest on the loans. The unamortized amount is recorded as deferred interest in the accompanying balance sheets. The interest expense will be recognized over the twelve month period corresponding to the due dates of the loans. Amortization totaled $79,123 for the three months ended March 31, 2004 and 158,246 for the six months ended June 30, 2004.

NOTE 10 - Income Taxes
          ------------

No provision was made for income taxes since we have incurred an operating loss from inception. At June 30, 2004, we have incurred losses for federal income tax purposes of approximately $1,456,789. Differences between financial statement and tax losses consist primarily of the reduction of amounts recorded for non-cash compensation and depreciation. Net operating losses may be used to reduce taxable income through the year 2023.

We have a deferred tax asset of $437,037 at June 30, 2004 relating to our net operating losses. We recognized a valuation allowance of 100% for the net deferred tax asset of $437,037.

NOTE 11 - Subsequent Events
          -----------------

During the period from July 1, 2004 to August 11, 2004 we issued 75,000 shares of common stock for cash of $15,000.

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


Results of Operations
---------------------

The Picacho Joint Venture

In November 2003, Black Mountain our Mexican subsidiary, entered into a joint venture agreement with Escuadra whereby Black Mountain Mining was granted the exclusive right to process and market minerals from approximately 35,000 tons of ore previously extracted from a mining property owned by Minera La Escuadra, S.A. de C.V. called the El Picacho. We will split the expenses and the profits (if any) 50%/50% the Minera La Escuadra (Escuadra). Our responsibility to the J-V is to construct a free gold recovery circuit and operate this recovery plant in conjunction with the on-going operation of the Picacho mine. We have spent a total of $604,748 in plant development costs as of June 30th, 2004

The agreement further provides that additional amounts of ore may be considered for processing on the same basis. The agreement may be terminated by Black Mountain if we determine that there are insufficient gold resources to support the processing expenses.

Further, we have agreed to advance Escuadra the amounts of hauling and crushing the ore estimated to be a total of $17.00 per ton, at the time of processing through the Black Mountain plant. The advances are to be repaid to us from the proceeds from sale of the minerals received.

We have completed the construction phase of the Picacho processing facility and the plant is now operating on an interim and testing basis prior to entering a full production mode. The first portion (3,500 tons) of the material to be process has been moved from the mine site to the processing plant. Production has been delayed due to the operational status of the primary processing plant at the Picacho mine and the onset of the rainy season.

We are working closely with the Escuadra Mining Company to make the necessary modifications to their crushing plant so as to be in a position to process our contracted material immediately after the period ends. We also continue to pursue other materials that may be run through the Picacho plant that are not subject the dampness stemming from the rainy period.

The Pirita Concession

In November 2003 we formalized an agreement with Emilio Acuna Peralta, the owner of Escuadra, for an exclusive option, for a seven-month period, to purchase a mining concession called Pirita, which is adjacent to the El Picacho. The agreement requires us to pay $30,000 for the option, which is expensed as exploration costs in the accompanying statement of operations. The agreement allows us full access to the concession for exploration activities during its term and provides for a purchase price of $1,000,000 for the mining rights concession.

The Pirita concession is located near the city of Bacoachi, Sonora, Mexico. We are now evaluating the property and all efforts therein are in the development stage. We are seeking to identify any commercially viable minerals that may be present on the concession. We are conducting small scale testing during the early part of the third quarter by removing small amounts of material by hand, screening and sending it to the Picacho facility for processing. This will be done to several potential sites that have been preliminarily identified as possible targets. The results of this testing program will identify four to five target areas that will be used to provide material to the Picacho plant for larger scale testing and evaluation.

This option period has technically expired, however under a verbal agreement to extend the option period, we continue the evaluation process to determine whether or not to proceed with either an extension of the option period or to conclude a final acquisition agreement.

To date, we have no producing properties. As a result, we have no current source of operating revenue and continue to operate at a loss. We have initiated a program to define other sources of material that may be available in the region that would lend themselves to processing at the Picacho Plant. The availability of these materials would be processed in an effort to expand the plants long-term production.

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

Revenues.
--------

     We generated no revenues from mining operations during the quarter ended March 31, 2004 nor June 30, 2004.

Cost and Expenses.
-----------------

     We have expended a total of $608,428 during the period of which $338,325 were non-cash related leaving cash cost of $270,103 as compared to $281,288 for the previous period. The non-cash items were primarily accrued interest, depreciation and restricted stock issued to nine persons in lieu of compensation

Net Income (Loss).
-----------------

Our net loss for the three month period ended June 30th, 2004 was $608,428 of which $338,325 was non-cash related leaving cash cost of $270,103 as compared to $281,288 for the previous period. The non-cash items were primarily accrued interest and restricted stock issued to nine persons in lieu of compensation.

     As of June 30th , 2004, we had negative working capital of approximately $597,227.

     There is no assurance whatsoever that we will generate any operating revenues during the third quarter of 2004 or that any of our proposed plans to raise capital and otherwise fund operations will prove successful. Our inability to obtain sufficient funding will delay our planned operations or, possibly, force us to go out of business.

General and Administrative Expenses
-----------------------------------

     During the quarter ended June 30th , 2004 we expended $104,714 down 23% from the first quarter of $137,292 for general and administrative costs.

Litigation
----------

     The Company is not subject to any pending litigation and has no indication of any disputes arising from our current operations.

Off-Balance Sheet Arrangements
------------------------------

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

Many of those factors are beyond our ability to control or predict. You should not unduly rely on these forward-looking statements. These statements speak only as of the date of this report on Form 10-KSB. Except as required by law, we are not obligated to publicly release any revisions to these forward-looking statements to reflect future events or developments. All subsequent written and oral forward-looking statements attributable to our Company and persons acting on our behalf are qualified in their entirety by the cautionary statements contained in this section and elsewhere in this report and on Form 10-KSB.

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

                           PART II. OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no maters submitted to a vote of the security holders during the period ending June 30th, 2004.

ITEM 6. EXHIBITS AND REPORTS OF FORM 8-K

a. List of Exhibits

Exhibit No.                 Description
-----------                 -----------

33       Certification under Section 302 of the Sarbanes-Oxley Act of 2002

34       Certification under Section 906 of the Sarbanes-Oxley Act of 2002


No reports on Form 8-K were filed by the Company during the quarter ending June 30, 2004


SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       WESTERN SIERRA MINING CORP



                                       By: /s/  Michael M. Chaffee
                                           -------------------------------------
                                           Michael M. Chaffee
                                           President and Chief Executive Officer

                                           Dated August 15th, 2004