Form 10QSB
period 2004-09-30
WESTERN SIERRA MINING CORP
filed 2004-11-19
CIK 42050

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2004

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                        --------------    -----------------
                         Commission File Number: 1-1767

                           WESTERN SIERRA MINING CORP.
                           (FORMERLY GLOBAL DECS CORP)
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

     On September 30th, 2004 there were 28,259,752 outstanding shares of the registrant's common stock.

            Transitional Small Business Disclosure Format: Yes [   ]  No [ X ].

                         PART 1 - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

We have prepared the following unaudited interim consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to these rules and regulations. The financial statements reflect all adjustments which are, in the opinion of management necessary to a fair statement of the results for the interim period presented.

You should read the following unaudited interim consolidated financial statements and the accompanying notes together with our Annual Report of Form 10-KSB for the year ended December 31, 2003. Our 2003 Annual Report contains information that may be helpful in analyzing the financial information contained in this report and in comparing our results of operations for the three-month period ending March 31, 2004, the six-month period ending June 30th, 2004 and the nine month period ending September 30th, 2004.


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


                                     WESTERN SIERRA MINING CORP.
                                    (A Development Stage Company)
                                    (Formerly Global Decs Corp.)
                                    Consolidated Balance Sheets
                                            Unaudited


                                             ASSETS

                                                           September 30,             December 31,
                                                               2004                     2003
                                                           -------------             ------------
CURRENT ASSETS
     Cash and cash equivalents                              $    13,790              $     3,011
     Other assets                                                 5,352                    5,352
                                                            -----------              -----------
          Total  current assets                                  19,142                    8,363

PROPERTY AND EQUIPMENT, net                                     919,172                  651,323
                                                            -----------              -----------


          Total Assets                                      $   938,314              $   659,686
                                                            ===========              ===========


                                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                       $    70,522              $    24,601
     Accrued expenses                                           195,154                   68,979
     Loans from shareholders                                    229,000                  229,000
     Advances from shareholders                                 287,128                     --
     Current maturities of notes payable                          8,784                    3,000
                                                            -----------              -----------
          Total  current liabilities                            790,588                  325,580

NOTES PAYABLE                                                    64,983                    5,751


STOCKHOLDERS' EQUITY
    Common stock - par value $.001
      100,000,000 shares authorized
      28,259,752 shares issued and outstanding                   28,259                   24,785
    Paid-in capital                                           2,284,372                1,592,983
    Deferred interest                                           (23,861)                (261,232)
    Subscriptions receivable                                    (29,400)                 (29,400)
    Deficit accumulated during the development stage         (2,176,627)                (998,781)
                                                            -----------              -----------
          Total  stockholders' equity                            82,743                  328,355
                                                            -----------              -----------

          Total Liabilities and Stockholders' Equity        $   938,314              $   659,686
                                                            ===========              ===========


                The accompanying notes are an integral part of these financial statements.



                                                WESTERN SIERRA MINING CORP.
                                                (A Development Stage Company)
                                                 (Formerly Global Decs Corp.)
                                         Consolidated Statement of Stockholders' Equity
                                  From February 25, 2003 (Inception) through September 30, 2004
                                                           Unaudited


                                                                                                   Deficit
                                                                                                  accumulated
                                                     Common Stock                                  during the         Stock
                                                     ------------              Paid-in            development         To be
                                                Shares         Amount          Capital              stage             Issued
                                                ------         ------          -------               -----            ------

ISSUANCE OF STOCK TO
 FOUNDERS ($.001/SHARE)                       14,238,100    $     14,238

ISSUANCE OF STOCK FOR
 CASH ($.20/SHARE)                             4,216,165           4,216    $    839,018

ISSUANCE OF STOCK FOR
 VEHICLES AND EQUIPMENT
 ($.20/SHARE)                                    517,165             517         102,916

ISSUANCE OF STOCK FOR
 INTEREST ($.20/SHARE)                           166,030             166          33,040

ISSUANCE OF STOCK FOR
 SERVICES AND EXPENSES
 ($.20/SHARE)                                    862,540             863         171,645

STOCK TO BE ISSUED FOR
 CASH RECEIVED ($.20/SHARE)                                                                                       $    129,500

REVERSE ACQUISITION
 OF WESTERN SIERRA, INC                        2,529,685           2,530          (2,530)

CASH RECEIVED FOR
 SUBSCRIPTIONS
 ($.20/SHARE)                                    647,500             647         128,853                              (129,500)

ISSUANCE OF STOCK FOR
 CASH ($.20/SHARE)                                81,580              81          16,235

ISSUANCE OF STOCK FOR
 DEFERRED INTEREST
 ($.20/SHARE)                                  1,526,667           1,527         303,806

AMORTIZATION OF DEFERRED INTEREST

NET LOSS FOR PERIOD                                                                             (998,781)
                                            ------------    ------------    ------------    ------------          ------------

BALANCE, DECEMBER 31, 2003                    24,785,432          24,785       1,592,983        (998,781)

ISSUANCE OF STOCK FOR CASH,
 JANUARY 1, 2004 -
 MARCH 31, 2004 ($.20/SHARE)                     604,330             604         120,261

ISSUANCE OF STOCK FOR CASH,
 APRIL 1, 2004 -
 JUNE 30, 2004 ($.20/SHARE)                    1,102,750           1,103         219,447

ISSUANCE OF STOCK FOR CASH,
 JULY 1, 2004 -
 SEPTEMBER 30, 2004 ($.20/SHARE)                 367,000             367          73,033

ISSUANCE OF STOCK FOR
 VEHICLE AND EQUIPMENT
 ($.20/SHARE)                                    104,240             104          20,744

ISSUANCE OF STOCK FOR
 COMPENSATION AND
 CONSULTING ($.20/SHARE)                       1,296,000           1,296         257,904

AMORTIZATION OF
 DEFERRED INTEREST

NET LOSS FOR PERIOD                                                                           (1,177,846)
                                            ------------    ------------    ------------    ------------          ------------

BALANCE, SEPTEMBER 30, 2004                   28,259,752    $     28,259    $  2,284,372    $ (2,176,627)         $     --
                                            ============    ============    ============    ============          ============




                                                WESTERN SIERRA MINING CORP.
                                                (A Development Stage Company)
                                                 (Formerly Global Decs Corp.)
                                   Consolidated Statement of Stockholders' Equity (Continued)
                                  From February 25, 2003 (Inception) through September 30, 2004
                                                           Unaudited


                                             Subscription              Deferred
                                              Receivable                Interest                Total
                                              ----------                --------                -----

ISSUANCE OF STOCK TO
 FOUNDERS ($.001/SHARE)                                                                      $    14,238

ISSUANCE OF STOCK FOR
 CASH ($.20/SHARE)                             $ (29,400)                                    $   813,834

ISSUANCE OF STOCK FOR
 VEHICLES AND EQUIPMENT
 ($.20/SHARE)                                                                                $   103,433

ISSUANCE OF STOCK FOR
 INTEREST ($.20/SHARE)                                                                       $    33,206

ISSUANCE OF STOCK FOR
 SERVICES AND EXPENSES
 ($.20/SHARE)                                                                                $   172,508

STOCK TO BE ISSUED FOR
 CASH RECEIVED ($.20/SHARE)                                                                  $   129,500

REVERSE ACQUISITION
 OF WESTERN SIERRA, INC                                                                      $      --

CASH RECEIVED FOR
 SUBSCRIPTIONS ($.20/SHARE)                                                                  $      --

ISSUANCE OF STOCK FOR
 CASH ($.20/SHARE)                                                                           $    16,316

ISSUANCE OF STOCK FOR
 DEFERRED INTEREST ($.20/SHARE)                                        $(305,333)            $      --

AMORTIZATION OF DEFERRED INTEREST                                      $  44,101             $    44,101

NET LOSS FOR PERIOD                                                                          $  (998,781)
                                               ---------               ---------             -----------

BALANCE, DECEMBER 31, 2003                       (29,400)               (261,232)            $   328,355


ISSUANCE OF STOCK FOR CASH,
 JANUARY 1, 2004 -
 MARCH 31, 2004 ($.20/SHARE)                                                                 $   120,865

ISSUANCE OF STOCK FOR CASH,
 APRIL 1, 2004 -
 JUNE 30, 2004 ($.20/SHARE)                                                                  $   220,550

ISSUANCE OF STOCK FOR CASH,
 JULY 1, 2004 -
 SEPTEMBER 30, 2004 ($.20/SHARE)                                                             $    73,400

ISSUANCE OF STOCK FOR
 VEHICLE AND EQUIPMENT                                                                       $    20,848
 ($.20/SHARE)

ISSUANCE OF STOCK FOR
 COMPENSATION AND
 CONSULTING ($.20/SHARE)                                                                     $   259,200

AMORTIZATION OF DEFERRED INTEREST                                        237,371             $   237,371

NET LOSS FOR PERIOD                                                                          $(1,177,846)
                                               ---------               ---------             -----------

BALANCE, SEPTEMBER 30, 2004                    $ (29,400)              $ (23,861)            $    82,743
                                               =========               =========             ===========


                 The accompanying notes are an integral part of these financial statements.






                                                  WESTERN SIERRA MINING CORP.
                                                  (A Development Stage Company)
                                                  (Formerly Global Decs Corp.)
                                             Consolidated Statements of Operations
                                    From February 25, 2003 (Inception) through September 30, 2004 and for the Three Months Ended September 30, 2004 and September 30, 2003 and
                                   the Nine Months Ended September 30, 2004 and the Period from
                                       February 25, 2003 (Inception) to September 30, 2003
                                                            Unaudited

                                                                                  From February 25,                From February 25,
                                                  Nine Months       Three Months  2003 (Inception)  Three Months   2003 (Inception)
                                                 Ended Sept.30,   Ended Sept.30,  through Sept.30,  Ended Sept.30, through Sept.30,
                                                     2004              2004            2003            2003             2004
                                                     ----              ----           ----             ----            ----

REVENUES
          Interest Income                         $       --      $       --      $       --      $       --      $       --
                                                  ----------------------------------------------------------------------------------

OPERATING COSTS AND EXPENSES
          Salaries and wages                           623,719         114,951         186,287          87,394       1,007,423
          Employee expenses                            103,413           8,359          26,968           5,250         133,746
          Exploration expenses                          55,361          22,758          81,255           9,776         145,747
          Legal and professional                        37,677          27,304          26,249          16,309         195,519
          Travel                                        11,312           2,938          34,036          22,023          74,236
          Equipment, plane and vehicle expenses         17,764           9,000          19,277          15,149          61,047
          Rent                                          15,541           4,000          11,522           7,122          35,889
          Insurance                                      8,934           1,411           3,544           3,019          17,559
          Licenses,permits, fees                         2,995           2,557          15,497          10,448          32,847
          Depreciation                                  45,126          29,260          24,620          11,547          78,116
          Office expenses                               15,421           4,159           9,803           6,199          33,133
          Supplies                                       1,205             211          15,745          10,190          30,319
          Organization expenses                           --              --            14,238            --            14,181
                                                  ----------------------------------------------------------------------------------

          Total Expenses                               938,468         226,908         469,041         204,426       1,859,762
                                                  ----------------------------------------------------------------------------------

               Operating Loss                         (938,468)       (226,908)       (469,041)       (204,426)     (1,859,762)

OTHER INCOME (EXPENSES)
          Interest                                    (239,378)        (61,222)        (33,206)        (33,206)       (316,865)
                                                  ----------------------------------------------------------------------------------

          Income before income taxes                (1,177,846)       (288,130)       (502,247)       (237,632)     (2,176,627)

Provision for income taxes                                --              --              --              --              --
                                                  ----------------------------------------------------------------------------------

          NET INCOME (LOSS)                         (1,177,846)       (288,130)       (469,041)       (204,426)   $ (2,176,627)
                                                  ==================================================================================

Earnings Per Share (see Note 2)
Basic and diluted weighted average
 number of common stock outstanding                 25,926,739      26,361,249      16,012,574      16,310,073      20,639,206
                                                  ==================================================================================

Basic and diluted net loss per share              $      (0.05)   $      (0.01)   $      (0.03)   $      (0.01)   $      (0.11)
                                                  ==================================================================================


                            The accompanying notes are an integral part of these financial statements.



                                                    WESTERN SIERRA MINING CORP.
                                                   (A Development Stage Company)
                                                   (Formerly Global Decs Corp.)
                                               Consolidated Statements of Cash Flows
                                 From February 25, 2003 (Inception) through September 30, 2003 and
                                 September 30, 2004 and for the Nine Months Ended September 30, 2004
                                                             Unaudited

                                                                                           From February 25,   From February 25,
                                                                          Nine Months      2003 (Inception)    2003 (Inception)
                                                                        Ended Sept. 30,    through Sept. 30,   through Sept. 30,
                                                                            2004               2004               2003
                                                                            ----               ----               ----
Cash flows from operating activities:
     Net loss                                                           $(1,177,846)       $(2,176,627)       $  (502,247)

Adjustments to reconcile net loss to net cash
 used in by operating activities:
          Depreciation and amortization                                      45,126             78,166             24,620
          Issuance of shares to founders for organization costs                --               14,238             14,238
          Issuance of shares for compensation and expenses                  259,200            431,708               --
          Issuance of shares for interest expense                              --               33,206             33,206
          Amortization of deferred interest                                 237,370            309,756               --
(Increase) decrease in assets:
               Other assets                                                    --               (5,352)              --
Increase (decrease) in liabilities:
               Accounts payable and accrued expenses                        172,094            265,674             69,642
                                                                        -----------        -----------        -----------
          Total adjustments                                                 713,790          1,127,396            141,706
                                                                        -----------        -----------        -----------

          Net cash used in operating activities                            (464,056)        (1,049,231)          (360,541)

Cash flows from investing activities:
     Purchases of property and equipment                                     (4,991)          (210,605)           (70,592)
     Cash paid for plant development costs                                 (286,886)          (691,234)          (294,461)
                                                                        -----------        -----------        -----------
           Net cash in investing activities                                (291,877)          (901,839)          (365,053)

Cash flows from financing activities:
     Issuance of stock for cash                                             414,815          1,374,465            764,379
     Payments on borrowings                                                 (18,520)           (18,769)              --
     Proceeds from borrowings                                               370,416            609,163               --
                                                                        -----------        -----------        -----------
          Net cash used in financing activities                             766,711          1,964,859            764,379
                                                                        -----------        -----------        -----------

Net increase in cash and cash equivalents                                    10,779             13,790             38,785

Cash and cash equivalents at beginning of period                              3,011               --                 --
                                                                        -----------        -----------        -----------

Cash and cash equivalents at end of period                              $    13,790        $    13,790        $    38,785
                                                                        ===========        ===========        ===========

Supplemental cash flow information:
-----------------------------------
Cash paid during the period for interest                                $     2,008        $     2,205        $      --
                                                                        ===========        ===========        ===========

Cash paid during the period for income taxes                            $      --          $      --          $      --
                                                                        ===========        ===========        ===========

Noncash investing and financing activities:
-------------------------------------------
Acquisition of vehicles and equipment by issuance of stock              $    20,848        $   124,281        $   103,433
Note issued for acquisition of equipment                                                   $     9,000        $      --
Issuance of stock for deferred interest                                 $      --          $   229,000        $      --


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

Depletion of mining improvements will be computed using the units of production method. The Company has made no provision for depletion for the period from February 25, 2003 (inception) to September 30, 2004 as production had not commenced.

Provision is made for depreciation of office furniture fixtures and equipment, machinery and equipment, and building. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets which are 5 to 10 years.

Impairment of Long-Lived Assets
-------------------------------

In accordance with Statement of Financial Accounting Standards ("SFAS") 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company reviews its long-lived assets for impairments. Impairment losses on long-lived assets are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses then are measured by comparing the fair value of assets to their carrying amounts. The Company recognized no impairment loss since inception.

Revenue Recognition
-------------------

The Company has not generated any revenues through September 30, 2004. Revenues, if any, will be recognized when the price is reasonably determinable, the product has been delivered, title has been transferred to the customer and collection of the sales price is reasonably assured.

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

Environmental Remediation Costs
-------------------------------

Environmental remediation costs are accrued based on estimates of known environmental remediation exposure. Such accruals are recorded even if significant uncertainties exist over the ultimate cost of the remediation. It is reasonably possible that the Company's estimates of reclamation liabilities, if any, could change as a result of changes in regulations, extent of environmental remediation required, means of reclamation or cost estimates. Ongoing environmental compliance costs, including maintenance and monitoring costs, are expensed as incurred. There were no environmental remediation costs accrued at September 30, 2004.

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

SFAS No. 150 "Accounting for certain financial instruments with characteristics of both liabilities and equity". This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of the above standards did not have a material impact on the Company's financial position or results of operations.

NOTE 3 - Going Concern
         -------------

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through September 30, 2004, the Company had incurred cumulative losses of $2,176,626 and negative working capital of $771,446 as of September 30, 2004. The Company's successful transition from a development stage company to attaining profitable operations is dependent upon obtaining financing adequate to fulfill its exploration activities, development of its properties and achieving a level of revenues adequate to support the Company's cost structure. Management's plan of operations anticipates that the cash requirements for the next twelve months will be met by obtaining capital contributions through the sale of its common stock and cash flows from operations. There is no assurance that the company will be able to implement the plan.


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

At various stages in the Company's development we have issued shares of common stock, valued at fair market value, for services or assets with a corresponding charge to operations or property and equipment. During the period from inception (February 25, 2003) to September 30, 2004, the following transactions were recorded and reflect the retroactive restatement of the effect of the 5:1 exchange of shares pursuant to the Share Exchange Agreement between the Company and Western Sierra, Inc.:

We issued 14,238,100 shares to founders for organization costs totaling $14,238. We issued 7,019,325 shares for cash consideration totaling $1,374,465 of which $29,400 was subscribed but not paid as of September 30, 2004. This total includes the following items:

         On August 30, 2003, 500,915 shares were issued to two individuals in conversion of advances from them totaling $100,183 to common stock at a rate of one share for each $.20 advanced . An additional 166,030 shares of common stock, valued at $33,206, were issued to these individuals in payment of interest.


         In December , 2003, 647,500 shares were issued for cash subscriptions received on December 1, 2003. During the nine months ended September 30, 2004, we sold 2,074,080 shares of stock for cash totaling $414,815.


We issued 621,405 shares for purchase of vehicles and equipment totaling
$124,281.
We issued 862,540 shares for employee compensation and expenses totaling
$172,508.
We issued 1,296,000 shares for director compensation totaling $259,200. We issued 1,526,667 shares for prepaid interest totaling $305,333.

For financial reporting purposes of the Company, the value of shares, other than shares issued as founder's shares, is based on the most recent cash purchase price as of the transaction date.


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

NOTE 6 - Option To Acquire Mining Property
         ---------------------------------

In November 2003 we formalized an agreement with Emilio Acuna Peralta, the owner of Escuadra, for an exclusive option, for a seven month period, to purchase a mining concession called Pirita, which is adjacent to the El Picacho. The agreement requires us to pay $30,000 for the option which was expensed as exploration costs in 2003. The agreement allows us full access to the concession for exploration activities during its term and provides for a purchase price of $1,000,000 for the mining rights concession.

In June, 2004, the Company entered into a verbal agreement with the owner of the Pirita concession to extend the exclusive option on a month-to-month basis. In September, 2004, the Company decided to discontinue its evaluation and exclusive option in order to focus on bringing the El Picacho operation into production.

NOTE 7  -   Mining, Milling and Other Property and Equipment
            ------------------------------------------------

Property and equipment at September 30, 2004 consists of the following:

             Mining equipment                           $ 49,337
             Shop tools and equipment                     49,298
             Office equipment                              3,597
             Vehicles                                    113,284
             Airplane                                    108,250
             Picacho plant development costs             673,573
                                                        --------
                                                         997,339
             Less: Accumulated depreciation      (78,167)
                                                --------

                                                        $919,172
                                                        ========


NOTE 8 - Related Party Transactions

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

During the period from January 1, 2004 through September 30, 2004 we received advances of $129,000, $25,000, $5,234, $48,750, $77,232, $14,234 and $1,200
totaling $300,416 from five shareholders. We repaid $13,288 of these loans. The loans are payable at maturity, one year from the date of issuance and are non-interest bearing.

On June 1, 2004, the Company issued a total of 1,296,000 shares of its common stock in lieu of cash compensation to eight board members and one advisor.

NOTE 9 - Notes Payable

Notes payable to shareholders, unsecured, due
 October 23 - December 15, 2004,
interest paid by issuance of 1,526,667
shares of the Company's common stock                                 $229,000

Note payable to bank, collateralized by RV, 7%
interest rate, payable in monthly installments
of $249, maturing December , 2006                                       6,758

Note payable to bank, collateralized by airplane,
6.9% interest rate, payable in 59 monthly
installments of $808 and a final
Single payment of $41,881 due on February 25, 2009                     67,009
                                                                     --------

                                                                      302,767

Less: Current portion                                                (237,784)
                                                                     --------

Long-Term Debt                                                       $ 64,983
                                                                     ========

Maturities of long-term debt are as follows:

                        2005               $ 8,784
                        2006                 8,784
                        2007                 5,796
                        2008                 5,796
                        2009                35,823
                                           -------

                       Total               $64,983
                                           =======

During the period from October 23, to December 15, 2003, we received a total of $229,000 in loan proceeds from nine individuals. The loans are payable at maturity one year from the date of issuance. In lieu of interest, pursuant to the note agreements we agreed to issue 1,526,667 shares of common stock to the nine individuals at a rate of one share for each $.15 loaned to us. These shares, valued at $305,333, are considered interest on the loans. The unamortized amount is recorded as deferred interest in the accompanying balance sheets. The interest expense will be recognized over the twelve month period corresponding to the due dates of the loans. Amortization totaled $237,369 for the nine months ended September 30, 2004.

NOTE 10 - Income Taxes
          ------------

No provision was made for income taxes since we have incurred an operating loss from inception. At September 30, 2004, we have incurred losses for federal income tax purposes of approximately $1,744,918. Differences between financial statement and tax losses consist primarily of the reduction of amounts recorded for non-cash compensation and depreciation. Net operating losses may be used to reduce taxable income through the year 2023.

We have a deferred tax asset of $523,475 at September 30, 2004 relating to our net operating losses. We recognized a valuation allowance of 100% for the net deferred tax asset of $523,475.

NOTE 11 - Subsequent Events
          -----------------

During the period from October 1, 2004 to November 15, 2004 we issued 820,000 shares of common stock for cash totaling $164,000. We also had eight loans from shareholders totaling $179,000, mature and become due. We have made partial payments totaling $40,000 on these notes. The Company is currently working to satisfy these obligations subject to the approval of each individual note holder.

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

Results of Operations
---------------------

The Picacho Joint Venture

In November 2003, Black Mountain our 100% owned Mexican subsidiary, entered into a joint venture agreement with Minera La Escuadra S.A. De C.V. whereby Black Mountain Mining was granted the exclusive right to process and market minerals from approximately 35,000 tons of ore previously extracted from a mining property owned by Minera La Escuadra called the El Picacho. We will split the expenses and the profits (if any) 50%/50% the Minera La Escuadra (Escuadra). Our responsibility to the J-V is to construct a free gold recovery circuit and operate this recovery plant in conjunction with the on-going operation of the Picacho mine. We have spent a total of $673,573 in plant development costs as of September 30th, 2004

The agreement further provides that additional amounts of ore may be considered for processing on the same basis. The agreement may be terminated by Black Mountain if we determine that there are insufficient gold resources to support the processing expenses.

Further, we have agreed to advance Escuadra the amounts of hauling and crushing the ore estimated to be a total of $22.00 per ton, at the time of processing through the Black Mountain plant. The advances are to be repaid to us from the proceeds from sale of the minerals received.

We have completed the construction phase of the Picacho processing facility and the plant is now operating on an interim and testing basis prior to entering a full production mode. The first portion (3,500 tons) of the material to be process has been moved from the mine site to the processing plant. Production has been delayed due to the operational status of the primary processing plant at the Picacho mine and the continued rainy season.

We are working closely with the Escuadra Mining Company to make the necessary modifications to their crushing plant so as to be in a position to process our contracted material immediately after the rainy season has ended. We also continue to pursue other materials that may be run through the Picacho plant that are not subject the dampness stemming from the rainy period including those that may be processed directly from the interior of the Picacho mine. Necessary modifications to the original design of the water gravity plant have been engineered and made to allow the original placer design to process the silica bearing gold currently being processed by Minera Escuadra.

The Pirita Concession

In November 2003 we formalized an agreement with Emilio Acuna Peralta, the owner of Escuadra, for an exclusive option, for a seven-month period, to purchase a mining concession called Pirita, which is adjacent to the El Picacho. The agreement required us to pay $30,000 for the option, which is expensed as exploration costs in the accompanying statement of operations. The agreement allowed us full access to the concession for exploration activities during its term and provided for a purchase price of $1,000,000 for the mining rights concession.

We have completed our geological evaluation of the Parita and have concluded that insufficient commercial reserves are located within the confines of the production area and have agreed to terminate our option to acquire the property. We continue to work with the current owners to assist them in the development of the property including using our water gravity recovery plant at the Picacho mine to perform large scale testing of the property.

To date, we have no producing properties. We have initiated a program to define other sources of material that may be available in the region that would lend themselves to processing at the Picacho Plant. That investigation is now also complete and we believe that we should use all available operating capital to concentrate on the long-term production of material available at the Picacho mine. Negotiations are on going to insure a long term supply contract for the gravity separation plant. The Company believes that it will have an agreement to process these materials prior to completing the processing of the 35,000 tons of ore now under contract with Minera Escuadra.

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

Revenues.
---------

We generated no revenues from mining operations during the quarter ended September 30th, 2004.

Cost and Expenses.
------------------

     We have expended a total of $288,130 during the period of which $108,382 were non-cash related leaving cash cost of $179,748 as compared to $270,103 for the previous period. The non-cash items consisted of $29,260 in depreciation and $79,123 in amortization of deferred interest.

Net Income (Loss).
------------------

     Our net loss for the period ended September 30th, 2004 was $288,130 of which $108,382 was non-cash related leaving cash cost of $179,748 as compared to $270,103 for the previous period. The non-cash items were primarily amortization of accrued interest and depreciation.

     As of September 30th , 2004, we had negative working capital of approximately $771,445.

     We have expended a total of $608,428 during the period of which $338,325 were non-cash related leaving cash cost of $270,103 as compared to $281,288 for the previous period. The non-cash items were primarily accrued interest, depreciation and restricted stock issued to nine persons in lieu of compensation

     There is no assurance whatsoever that we will generate any operating revenues during the forth quarter of 2004 or that any of our proposed plans to raise capital and otherwise fund operations will prove successful. Our inability to obtain sufficient funding will delay our planned operations or, possibly, force us to go out of business.

General and Administrative Expenses

     During the quarter ended September 30th , 2004 we expended $104,714 down 23% from the first quarter of $137,292 for general and administrative costs.

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

There are a number of risks and uncertainties that could cause actual results to differ materially from those set forth herin contemplated by or underlying the forward-looking statements contained in this report. These risks include, but are not limited to, dependence on a single mining project, our need for financing, imprecision of estimates such as (1) estimates of the amount of gold contained in the 35,000 tons, (2) our ability to extract any amount of the free gold or the gold contained within the black sands through the completed water driven gravity separation plant, and (3) the cost associated with the final smelting and refining process, uncertainty of government subsidies, volatility of gold prices, currency fluctuations, international political instability, our significant indebtedness, risks associated with mining activities, risks of development in foreign countries, environmental and other laws and regulations, competition, our reliance upon key executives. In addition, the Company has no operating experience with the gravity separation plant as designed and cannot predict with specific accuracy the efficiency of gold recovery, assuming there is gold present in the material that is under contract, until reasonable levels of continous production have been achieved. Each of these risks and certain other uncertainties are discussed in more detail in our Annual Report on For 10-KSB for the year ended December 31, 2003. There may also be other factors, including those discussed elsewhere in the report that may cause our actual results to differ materially from the forward-looking statements. Any forward-looking statements made by or on our behalf should be considered in light of these factors.

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




                           PART II. OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no maters submitted to a vote of the security holders during the period ending September 30th, 2004.

ITEM 6.  EXHIBITS AND REPORTS OF FORM 8-K

a. List of Exhibits

Exhibit No.                 Description
-----------                 -----------

   31        Certification under Section 302 of the Sarbanes-Oxley Act of 2002

   32        Certification under Section 906 of the Sarbanes-Oxley Act of 2002


No reports on Form 8-K were filed by the Company during the quarter ending September 30, 2004


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

                                        Dated November 15th, 2004