Form 10-K
period 2004-12-31
WESTERN SIERRA MINING CORP
filed 2008-08-05
CIK 42050

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2004

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

Shares of Common Stock, par value $.001
(Title of class)

The issuer has (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day: Yes X No

Disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ X ] Revenues from continuing operations for the year ended December 31, 2004 were $-0-.

The aggregate market value of voting common stock held by non affiliates was $-0- on December 31, 2004 based on the price at which the stock was sold or the average bid and ask price of such stock on that day. As of December 31, 2004, 30,596,387 shares of the issuer's common stock, par value $.001, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant’s definitive proxy statement pursuant to Regulation 14A of

The Securities and Exchange Commission maintains an Internet site (http://www.sec.gov) which contains reports, proxy and information statements, and other information regarding us. Our Form 10-K filed with the Commission includes all exhibits required to be filed with the Commission. Copies of this Form 10-K, not including any of the exhibits listed under Item 13 of the Form 10-K, are available without charge upon request. Please contact us at 928-680-5513 to request copies of the Form 10-K and for information as to the number of pages contained in each of the exhibits and to request copies of the exhibits.

This report contains forward-looking statements that involve risks and uncertainties, including statements regarding our plans, objectives, goals, strategies and financial performance. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of factors set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Cautionary Statement for forward-Looking Information” and elsewhere in this report. Unless the context otherwise requires, “Western”, “the Company”, “we” “our” and “us” refer to Western Sierra Mining Corp.

PART I

ITEM 1. DESCRIPTION OF BUSINESS. The Company

The Company was incorporated under the laws of the State of Utah on August 19, 1907 as The Gold Chain Mining Company. On September 28, 2001 the Company changed its name to Global DECS Corp. On December 4, 2003, the Company acquired Western Sierra, Inc., a private mining company and changed its name to Western Sierra Mining Corp. The Company began as a mineral resource company, whose common stock reported to and was listed on the Intermountain Stock Exchange from 1908 until that exchange closed in 1985. Following the passage of the Securities Act of 1933, as amended (the "1933 Act"), and the Securities Exchange Act of 1934, as amended (the "1934 Act"), the Company also was a reporting company to the SEC under the 1934 Act. We are currently listed with the National Quotation Bureau under the trading symbol WSRM.

Production on the mining and mineral interests acquired by the Company over the years never commenced and we have therefore been considered in the exploration stage. Our principal activities have consisted of planning, establishing sources of production and supply, developing markets and raising capital.

In June, 2001, the Company entered into a Plan and Agreement of Reorganization with Emission Controls Corp. (“ECC”) pursuant to which, ECC was to acquire control of the Company through purchasing control shares for cash and securities. The Company issued into escrow 17,195,850 shares of its common stock as a part of the plan of reorganization. The plan was rescinded in October, 2001 but the 17,195,850 shares remain outstanding.

In November, 2001, we signed an assignment agreement with a foreign investment company to acquire certain assets of a medical technology company intending to develop and market certain medical products. On November 20, 2001 we filed a Form 8-K to report the asset purchase agreement. The agreement required the Company to issue 55,000,000 shares of the Company’s restricted common stock for the medical technology and assets. The agreement was never consummated and subsequent to the date of this annual report, has been rescinded and the 55,000,000 shares cancelled.

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

Any securities which the Company acquired in exchange for its Common Stock are "restricted securities" within the meaning of the Securities Act of 1933, as amended (the "Act"). If the Company elects to resell such securities, such sale cannot proceed unless a registration statement has been declared effective by the Securities and Exchange Commission or an exemption from registration is available. Section 4(1) of the Act, which exempts sales of securities not involving a distribution, would in all likelihood be available to permit a private sale. Although the plan of operation does not contemplate resale of securities acquired, if such a sale were to be necessary, the Company would be required to comply with the provisions of the Act to effect such resale.

With the acquisition of Western Sierra Inc., we are again in the business of acquiring, developing and mining mineral properties. Our primary focus is the development of the Perita placer concession in Sonora Mexico. In addition, we have entered into a Joint Venture in a contract mining operation at the Picacho mine also located in Sonora Mexico. We will continue to look at other potential placer mining properties which could be found by the Company to be operated commercially to the benefit of our shareholders. (see Item 6, Results of Operations)

The Picacho Joint Venture

We have entered into a contract with Minera La Escuadra, S.A. DE C.V. to process 30,000 tons of mine dumps located in the Picacho mine. We will split the expenses and the profits (if any) 50%/50% the Minera La Escuadra.. Our responsibility to the J-V is to construct a free gold recovery circuit and operate this recovery plant in conjunction with the on-going operation of the Picacho mine.

The Picacho mine has been in production for many years. We believe that the addition of the recovery circuit constructed by our Company will enhance the overall recovery of the Picacho operation and so will be a valuable benefit to both parties. To date we have spent approximately $ 998,781 on the construction of the processing facility. The water gravity plant is now 98% complete and production trials are under way. The plant under construction may be viewed at our web site at westernsierramining.com. The start of operations may depend on obtaining additional funding and insuring sufficient raw materials for commercial operation.

While we believe the recovery effort can be beneficial to our net income, there is no assurance that any recovery operation conducted at the Picacho mine can be profitable. In the event this recovery operation can not be come profitable during the first half of 2004, the negative financial impact on our bottom line may well impair our ability to continue operations not only at the Picacho, but at the Perita as well. (See Item 5-No assurance of Success or profitability and Item 7 Need for additional Financing)

The Perita Concession

Our Company has acquired an option to mine concession known as the La Pirita. The La Perita was obtained from the current owner Ing. Emilio Acuna Peralta. The Pirita is located near the city of Bacoachi, Sonora, Mexico. We are now evaluating the property and all efforts therein are in the development stage. We are seeking to identify any commercially viable minerals that may be present on the concession. While the data that has been given to us about the property and its history and the history of the surrounding areas makes us believe the concession may contain viable commercial values of gold and or silver, we do not yet have sufficient information to warrant the establishment of a commercial mineral extraction facility similar to the one just completed at the Picacho. Even in the event that we do develop sufficient information to believe a small prototype production plant is warranted, we may not have the funds to construct such a facility. In any event, we also need to conform to the environmental permitting, rules and regulations for the use of water rights and other regulations under the mining laws of Mexico.

We are now paying $2000.00 (U.S.) per month to the current owner for the future option to mine the concession. The term of the option is for seven months or until June 5, 2004. At that time under the present option agreement, we will need to pay an additional one million dollars ($1,000,000) to complete the acquisition. How the one million dollars is to be paid is subject to a formal agreement between our company and Mr. Acuna.

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

Administrative Offices

The Company currently maintains its executive offices at 2750 Cisco Drive South, Lake Havasu City, Arizona, 86403. The Company maintains a repair and mobilization facility at 805 North Douglas Av., Douglas, Arizona 85607. Both properties are subject to a “month to month” rental agreement with their respective owners.

Employees

The Company is an exploration stage company and currently has no full time employees. The Company currently uses consultants, attorneys and accountants on an as needed basis. We expect to be in a position during the operating year 2005 to hire full time people. We may also enter into long-term contracts with key management persons, but that will depend upon the outcome of the current processing contract work at the Picacho mine. See "Executive Compensation" and under "Certain Relationships and Related Transactions."

ITEM 1A.    RISK FACTORS.

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

2. Need For Additional Financing. The Company has very limited funds, and such funds may not be adequate to complete our joint-venture contract mining project, nor to develop any additional concession that we may be able to acquire. We plan to use the cash flow from the contract mining to pay a portion of the incurred debt to construct the facility and to insure the development of the Pirita. In the event there is any delay in the operation of the plant or for any reason it does not provide the income expected, we would need to seek outside capital to complete the project or to develop the Pirita. Even with the best possible outcome at the Picacho, the ultimate success of the Company may depend upon our ability to raise additional capital. The Company has not investigated the availability, source, or terms that might govern the acquisition of additional capital and will not do so until we can determines a need for additional financing. If additional capital is needed, there is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to the Company. If not available, the Company's operations will be limited to those that can be financed with its modest capital.

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

5. No Assurance of Success or Profitability. We are an exploration stage company. There is no data to indicate that any commercial values of gold, silver or any other minerals exist on the Pirita or any other property we may be evaluating. Further, we have not yet been able to place the recovery plant at the Picacho mine in operation. Therefore we have no assurance the operation will effectively remove gold or silver (assuming these minerals do exist in the material be processed) or that the plant can be operated at profit.

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

8. Other Regulation. The business of the Company, miming, is a business that is subject to regulation or licensing by federal, state, or local authorities both in the United States and Mexico. Compliance with such regulations and licensing can be expected to be a time-consuming, expensive process and may limit other investment opportunities of the Company.

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

14. Competition. We compete with other companies and individuals to acquire mining projects and to recruit and train qualified employees. Many of these companies are substantially larger and have greater financial resources than we do. As a result of strong competition for a limited number of jobs and project opportunities, it is difficult for us to acquire projects or staff to operate them. We are also competing, for the most part, in Mexico where we may be at risk of not being able to acquire or maintain people or projects that might be first offered to Mexican mining companies. (See Section 16, Operations in Mexico)

15. Operations in Mexico. We as do many other “foreign” companies, operate in Mexico through our 100% owned Mexican corporation, Black Mountain Mining. The management of Black Mountain is controlled from our Company via the Board of Directors. Mr. C.B. Johnson II has been appointed the Administrador Unico. All of the outstanding shares of Black Mountain have been issued to our company. (See Item 12, Certain Relationships and Related Transactions)

ITEM 2.   DESCRIPTION OF PROPERTY.

The Company has no property. The Company does maintain one administrative office at 2750 Cisco Drive South, Lake Havasu City, Arizona and maintains a repair and mobilization facility at 805 North Douglas Av., Douglas, Arizona 85607. Both properties are subject to a “month to month” rental agreement with their respective owners.

The Company currently has no investments in real estate, real estate mortgages, or real estate securities, and does not anticipate making any such investments in the future. We did have an option to acquire a potential mining property designated the Pirita located in Sonora, Mexico. The property consisted of 1.9 million hectares. The cost of the option was $30,000. The option expired the 5th day of June, 2004. While we are continuing to look at the property for the long term use, we still have insufficient information to make any final evaluation of the property. We have found gold on the Parita property, but as yet can not make “commercial sense” for building any kind of a placer gold recovery system on site similar to the almost completed plant at Picacho.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the period covered for this report, there were no issues submitted to a vote of the Company’s security holders.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company’s stock is listed with the National Quotation Bureau under the trading symbol WSRM. Such securities are currently held of record by a total of approximately 985 persons. As of December 31st, 2004, there are 30,596,387 shares issued and outstanding.

No dividends have been declared or paid on the Company's securities, and it is not anticipated that any dividends will be declared or paid in the foreseeable future.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement on Forward-Looking Statements

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

Revenues.

We generated no revenues from mining operations during the fiscal year ended December 31, 2004.

Costs and Expenses.

We have expended a total of $1,346,520 for costs and expenses during the period ended December 31, 2004.

In accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," we review our long-lived assets for impairments. Impairment losses on long-lived assets are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable impairment losses then are measured by comparing the fair value of assets to their carrying amounts. No impairment loss was recognized at December 31, 2004

Stock based compensation totaled $172,508 during the period ended December 31, 2004.

Net Income.

Our net loss for the period ended December 31, 2004 was $1,346,520.

As of December 31, 2004, we had negative working capital of approximately $97,367. To the extent that cash flow is unavailable, management intends to raise all necessary capital through private financing and/or the sale of our securities.

During the year ended December 31, 2004, we obtained approximately $744,000 from the issuance of Common Stock. All of our planned activities are dependent upon our ability to obtain adequate financing. Financing, is being sought through private loans and the sale of equity.

There is no assurance whatsoever that we will generate any operating revenues during the fiscal year ending December 31, 2005 or that any of our proposed plans to raise capital and otherwise fund operations will prove successful. Our inability to obtain sufficient funding will delay our planned operations or, possibly, force us to go out of business.

Environmental Issues

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

In accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," we review our long-lived assets for impairments. Impairment losses on long-lived assets are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses then are measured by comparing the fair value of assets to their carrying amounts. During the period ended December 31, 2004, we performed a review of our mine and mill improvements and determined that no impairment loss should be recognized. Accordingly, no impairment loss was recognized in 2004.

Environmental remediation costs are accrued based on estimates of known environmental remediation exposure. Such accruals are recorded even if significant uncertainties exist over the ultimate cost of the remediation. It is reasonably possible that our estimates of reclamation liabilities, if any, could change as a result of changes in regulations, extent of environmental remediation required, means of reclamation or cost estimates. Ongoing environmental compliance costs, including maintenance and monitoring costs, are expensed as incurred. There were no environmental remediation costs accrued at December 31, 2004.

ISSUES AND UNCERTAINTIES

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

We do not generate any positive cash flow from operations and we do not anticipate that any positive cash flow will be generated for some time. We have limited financial resources. Option agreements which we hold as well as our joint venture agreement with Minera La Escuadra, impose financial obligations on us. We cannot assure that additional funding will be available to allow us to fulfill such obligations.

Further exploration and development of the mineral properties in which we hold interests depends upon our ability to obtain financing through other debt financing, equity financing, or other means.

Failure to obtain additional financing on a timely basis could cause us to forfeit all of our interest in our concessions and our joint venture with inera La Escuadra and reduce or terminate our operations.

Our ability on a going forward basis to discover viable and economic mineral reserves is subject to numerous factors, most of which are beyond our control and are not predictable.

Exploration for gold is speculative in nature, involves many risks and is frequently unsuccessful. Any gold exploration program entails risks relating to

o	the location of economic ore bodies,
o	development of appropriate metallurgical processes,
o	receipt of necessary governmental approvals and
o	construction of mining and processing facilities at any site chosen for mining.

The commercial viability of a mineral deposit is dependent on a number of factors including:

o	the price of gold,
o	exchange rates,
o	the particular attributes of the deposit, such as its
o	size,
o	grade and
o	proximity to infrastructure,
o	financing costs,
o	taxation,
o	royalties,
o	land tenure,
o	land use,
o	water use,
o	power use,

o	importing and exporting gold and
o	environmental protection.

The effect of these factors cannot be accurately predicted.

We cannot assure that current or proposed exploration or development on our other properties in which we have an interest will result in the discovery of gold mineralization reserves or will result in a profitable commercial mining operation.

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

Any such changes may affect our ability to undertake exploration and development activities in respect of present and future properties in the manner currently contemplated, as well as our ability to continue to explore, develop and operate those properties in which we have an interest or in respect of which we have obtained exploration and development rights to date. The possibility in Mexico, as in any other foreign region, that future governments may adopt substantially different policies, which might extend to expropriation of assets, cannot be ruled out.

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

At present we do not have liability insurance coverage in place. We are currently seeking to obtain such insurance and hope to have it soon. If we are unable to obtain adequate insurance and/or prior such insurance taking effect, someone is injured on our property and we are determined to be liable, our financial condition could be materially and adversely affected.

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

There are uncertainties as to title matters in the mining industry. We believe that we have good title to our properties; however, defects in such title could have a material adverse effect on us We have investigated our rights to explore, exploit and develop our various properties in manners consistent with industry practice and, to the best of our. knowledge, those rights are in good standing. However, we cannot assure that the title to or our rights of ownership of our concessions will not be challenged or impugned by third parties or governmental agencies. In addition, there can be no assurance that the properties in which we have an interest are not subject to prior unregistered agreements, transfers or claims and title may be affected by undetected defects. Any such defects could have a material adverse effect on us.

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

Our property interests in Mexico are subject to the risks of doing business in foreign countries.

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

Gold is sold in the world market in U.S. dollars; however, we may incur a significant amount of our expenses in Mexican pesos. If and when we sell gold, if applicable currency exchange rates fluctuate our revenues and results of operations may be materially and adversely affected.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounts for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for financial statements for the year ended December 31, 2003. SFAS No. 148 did not have a material impact on our consolidated financial statements, as the adoption of this standard does not require us to change, and we do not plan to change, to the fair value based method of accounting for stock-based compensation

The Company is in the development stage and has had no significant operations as of the end of our fiscal year.

Results of Operations

During the period from August 19, 1907 (inception) through December 31, 2004, the Company has accumulated a deficit of $2,345,301. During this period, the Company has engaged in no significant operations other than organizational activities, acquisition of capital, compliance with its periodical reporting requirements, limited mineral and mining properties acquisitions, and recent efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

For the fiscal year ending December 31, 2004, the Company incurred a loss as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates.

Plan of Operations and Need for Additional Financing

During the fiscal year ending December 31, 2004, the Company continued with efforts to seek, investigate, and, if warranted, acquire one or more properties or businesses. The Company also plans to file all required periodical reports and to maintain its status as a fully-reporting Company under the Securities Exchange Act of 1934. In order to proceed with its plans for the next year, it is anticipated that the Company will require additional capital in order to meet its cash needs. These include the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended, as well as any costs the Company may have incurred in developing the current business plan.

No specific commitments to provide additional funds have been made by management or other stockholders, and the Company has no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses. Notwithstanding the foregoing, to the extent that additional funds are required, the Company anticipates receiving such funds through the private placement of restricted securities rather than through a public offering.

MOORE & ASSOCIATES, CHARTERED
ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Western Sierra Mining Corp. (Formerly Global Decs Corp.)
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Western Sierra Mining Corp. (Formerly Global Decs Corp.) (An Exploration Stage Company) as of December 31, 2004, and the related statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2004 and since inception on February 25, 2003 through December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Western Sierra Mining Corp. (An Exploration Stage Company) as of December 31, 2003, were audited by other auditors whose report dated March 29, 2004, expressed an unqualified opinion on those statements.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Western Sierra Mining Corp. (Formerly Global Decs Corp.) (An Exploration Stage Company) as of December 31, 2004, and the related statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2004 and since inception on February 25, 2003 through December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has an accumulated deficit of $2,345,301 and a working capital of $97,367 as of December 31, 2004, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered Las Vegas, Nevada

July 23, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

WESTERN SIERRA MINING CORP. (An Exploration Stage Company) (Formerly Global Decs Corp.) Consolidated Balance Sheets

ASSETS
	December 31,	December 31,
	2004	2003

CURRENT ASSETS
Cash and cash equivalents	$62,299	$3,011
Other assets	8,834	5,352

Total current assets	71,133	8,363

PROPERTY AND EQUIPMENT, net	805,222	651,323

Total Assets	$876,355	$659,686

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$-	$24,601
Accrued expenses	-	68,979
Loans from shareholders	168,500	229,000
Advances from shareholders	-	-
Current maturities of notes payable	-	3,000

Total current liabilities	168,500	325,580

LONG-TERM NOTES PAYABLE - RELATED PARTY	286,928	5,751

TOTAL LIABILITIES	455,428	331,331

STOCKHOLDERS' EQUITY
Common stock - par value $.001
100,000,000 shares authorized
30,596,387 shares issued and outstanding	30,596	24,785
Paid-in capital	2,594,958	1,592,983
Shares to be issued	141,179	-
Shares to be cancelled	(505)	-
Deferred interest	-	(261,232)
Subscriptions receivable	-	(29,400)
Deficit accumulated during the development stage	(2,345,301)	(998,781)

Total stockholders' equity	420,927	328,355

Total Liabilities and Stockholders' Equity	$876,355	$659,686

The accompanying notes are an integral part of these financial statements.

WESTERN SIERRA MINING CORP. (An Exploration Stage Company) (Formerly Global Decs Corp.) Consolidated Statements of Operations

	For the Year Ended Dec. 31, 2004	For the Year Ended Dec. 31, 2003	From February 25, 2003 (Inception) through Dec. 31, 2004

REVENUES	$-	$-	$-

OPERATING COSTS AND EXPENSES
Compensation	774,548	494,949	1,269,497
Employee expenses	13,749	30,333	44,082
Exploration expenses	88,652	90,386	179,038
Legal and professional	49,729	46,597	96,326
Travel	-	62,924	62,924
Equipment, plane and vehicle expenses	19,263	43,283	62,546
Rent	15,241	20,348	35,589
Insurance	11,128	8,625	19,753
Licenses,permits, fees	2,995	29,852	32,847
Depreciation	56,916	33,040	89,956
Office expenses	23,320	17,712	41,032
Supplies	-	29,064	29,064
Organization expenses	-	14,181	14,181

Total Expenses	1,055,541	921,294	1,976,835

Operating Loss	(1,055,541)	(921,294)	(1,976,835)

OTHER INCOME (EXPENSES)
Loss on disposal of assets	(25,130)	-	(25,130)
Interest income	-	18	18
Interest expense	(265,849)	(77,505)	(343,354)

Income before income taxes	(1,346,520)	(998,781)	(2,345,301)

Provision for income taxes	-	-	-

NET INCOME (LOSS)	(1,346,520)	(998,781)	$(2,345,301)

Earnings Per Share (see Note 2)
Basic and diluted weighted average number of common
stock outstanding	27,690,910	17,453,638

Basic and diluted net loss per share	$(0.05)	$(0.06)

The accompanying notes are an integral part of these financial statements.

WESTERN SIERRA MINING CORP. (An Exploration Stage Company) (Formerly Global Decs Corp.) Consolidated Statements of Stockholders' Equity

				Paid-in Capital	Deficit Accumulated During the Development Stage	Stock To be Issued	Stock To be Cancelled	Subscription Receivable	Deferred Interest	Total

	Common Stock
	Shares	Amount

Issuance of stock to founders, February 15, 2003 ($.001/share)	14,238,100	$14,238								$14,238
Issuance of stock for cash, Feb. 15-Dec. 31, 2003 ($.20/share)	4,216,165	4,216	$	839,018				$(29,400)		813,834
Issuance of stock for vehicles and equipment, Sept. 15, 2003 ($.20/share)	517,165	517		102,916						103,433
Issuance of stock for interest, Oct. 1, 2003 ($.20/share)	166,030	166		33,040						33,206
Issuance of stock for services and expenses, Nov. 1, 2003 ($.20/share)	862,540	863		171,645						172,508
Stock to be issued for cash received, Nov. 1, 2003 ($.20/share)						$129,500				129,500
Reverse acquisition of Western Sierra, Inc. December 1, 2003	2,529,685	2,530		(2,530)						-
Cash received for subscriptions, Dec. 2, 2003 ($.20/share)	647,500	647		128,853		(129,500)				-
Issuance of stock for cash, Dec. 5, 2003 ($.20/share)	81,580	81		16,235						16,316
Issuance of stock for deferred interest, Dec. 31, 2003 ($.20/share)	1,526,667	1,527		303,806					$(305,333)	-
Amortization of deferred interest									44,101	44,101
Net loss for period					$(998,781)					(998,781)

Balance, December 31, 2003	24,785,432	$24,785	$	1,592,983	$(998,781)	$-	$-	$(29,400)	$(261,232)	$328,355
Issuance of stock for cash, January 1 - March 31, 2004 ($.20/share)	604,330	604		120,261						120,865
Issuance of stock for cash, April 1 - June 30, 2004 ($.20/share)	1,102,750	1,103		219,447						220,550
Issuance of stock for cash, July 1 - September 30, 2004 ($.20/share)	367,000	367		73,033						73,400
Issuance of stock for cash, October 1 - December 31, 2004 ($.20/share)	1,768,628	1,769		327,433						329,202
Issuance of stock for materials and equipment ($.20/share)	104,240	104		20,760						20,864
Issuance of stock for compensation and consulting ($.20/share)	1,359,000	1,359		270,441		141,179				412,979
Issuance of replacement shares	505,007	505					(505)			-
Write off uncollectible subscription receivable				(29,400)				29,400		-
Amortization of deferred interest									261,232	261,232
Net loss for period					(1,346,520)					(1,346,520)

Balance, December 31, 2004	30,596,387	$30,596	$	2,594,958	$(2,345,301)	$141,179	$(505)	$-	$-	$420,927

The accompanying notes are an integral part of these financial statements.

WESTERN SIERRA MINING CORP. (An Exploration Stage Company) (Formerly Global Decs Corp.) Consolidated Statements of Cash Flows

			From February 25, 2003 (Inception) through Dec. 31, 2004
	For the Year Ended Dec. 31, 2004	For the Year Ended Dec. 31, 2003

Net loss	$(1,346,520)	$(998,781)	$(2,345,301)

Adjustments to reconcile net loss to net cash
useed in operating activities:
Depreciation and amortization	56,916	77,141	134,057
Issuance of shares to founders for organization costs	-	14,238	14,238
Issuance of shares for compensation and expenses	412,979	172,508	585,487
Issuance of shares for interest expense	-	33,206	33,206
Loss on disposal of assets	25,130	-	25,130
Amortization of deferred interest	261,232	-	261,232
(Increase) decrease in assets:
Other assets	(3,482)	(5,352)	(8,834)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(93,580)	93,580	0

Total adjustments	659,195	385,321	1,044,516

Net cash used in operating activities	(687,325)	(613,460)	(1,300,785)

Purchases of property and equipment	-	(205,614)	(205,614)
Cash paid for plant development costs	(327,790)	(366,316)	(694,106)

Net cash used in investing activities	(327,790)	(571,930)	(899,720)

Issuance of stock for cash	744,017	959,650	1,703,667
Payments on borrowings	(60,500)	(249)	(60,749)
Proceeds from borrowings	390,886	229,000	619,886

Net cash provided by financing activities	1,074,403	1,188,401	2,262,804

Net increase in cash and cash equivalents	59,288	3,011	62,299

Cash and cash equivalents at beginning of period	3,011	-	-

Cash and cash equivalents at end of period	$62,299	$3,011	$62,299

Supplemental cash flow information:
Cash paid during the period for interest	$4,617	$197	$4,814

Cash paid during the period for income taxes	$-	$-	$-

Noncash investing and financing activities:
Acquisition of vehicles and equipment by issuance of stock	$20,864	$103,433	$124,297
Note issued for acquisition of equipment	$-	$9,000	$9,000
Issuance of stock for deferred interest	$-	$229,000	$229,000

The accompanying notes are an integral part of these financial statements.

WESTERN SIERRA MINING CORP.
AN EXPLORATION STAGE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

NOTE 1 - Organization and Basis of Presentation

Western Sierra Mining Corp. ("Western Sierra", "the Company", "we" or "us")(formerly Global Decs Corp.) was formed in February 2003 in the State of Oklahoma to engage in gold and other precious mineral mining on a gold bearing placer deposit located in the Sierra Occidental Mountains, in the state of Sonora, Mexico. A subsidiary, Minera Black Mountain S. A. de C. V. (“Black Mountain”) a Mexican corporation, was formed for the purpose of conducting mining and business activity in Mexico. In November, 2003 we formalized a Joint Venture Agreement with Minera La Escuadra, S. A. (“Escuadra”) to process and market the minerals in approximately 35,000 tons of ore that was previously extracted by Escuadra from a mining property called El Picacho. Also in November 2003, we entered into an Option Agreement with Emilio Acuna Peralta, the owner of Escuadra for an exclusive seven month period to purchase the mining rights to a mineral concession called Pirita, which is adjacent to the El Picacho. All of the Company's mining activities are now being performed in Mexico. The Company is a development stage enterprise.

On December 1, 2003 we entered into a Share Exchange Agreement with Western Sierra, Inc., whereby Western Sierra, Inc. became a wholly owned subsidiary of Western Sierra Mining Corp. The agreement provided for the exchange of 20,000,000 shares of the Company's common stock for 4,000,000 shares or 100% of the outstanding common stock of Western Sierra, Inc. The shareholders of Western Sierra, Inc. owned approximately 90% of the stock of Western Sierra Mining Corp. after consummation of the transaction.

NOTE 2 - Summary of Significant Accounting Policies

Principals of Consolidation

The consolidated financial statements include the accounts of Western Sierra Mining Corp. and its wholly owned subsidiary, Western Sierra, Inc. Inter-company balances or transactions, if any, are eliminated.

Cash and Cash Equivalents

The Company considers those short-term, highly liquid investments with original maturities of three months or less as cash and cash equivalents.

WESTERN SIERRA MINING CORP.
AN EXPLORATION STAGE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

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

Depletion of mining improvements will be computed using the units of production method. The Company has made no provision for depletion for the period from February 25, 2003 (inception) to December 31, 2004 as production had not commenced.

Provision is made for depreciation of office furniture fixtures and equipment, machinery and equipment, and building. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets which are 5 to 10 years.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company reviews its long-lived assets for impairments. Impairment losses on long-lived assets are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses then are measured by comparing the fair value of assets to their carrying amounts. The Company recognized no impairment loss at December 31, 2004.

Revenue Recognition

Revenues, if any, from sales of minerals will be recognized when earned.

WESTERN SIERRA MINING CORP.
AN EXPLORATION STAGE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

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

WESTERN SIERRA MINING CORP.
AN EXPLORATION STAGE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

Environmental Remediation Costs

Environmental remediation costs are accrued based on estimates of known environmental remediation exposure. Such accruals are recorded even if significant uncertainties exist over the ultimate cost of the remediation. It is reasonably possible that the Company's estimates of reclamation liabilities, if any, could change as a result of changes in regulations, extent of environmental remediation required, means of reclamation or cost estimates. Ongoing environmental compliance costs, including maintenance and monitoring costs, are expensed as incurred. There were no environmental remediation costs accrued at December 31, 2004.

Advertising Costs

The Company’s policy regarding advertising costs are to expense them as they are incurred. The Company had not incurred any advertising costs during the year ended December 31, 2004.

Recently Issued Accounting Pronouncements

SFAS No. 149 “Amendment of Statement 133 on derivative instruments and hedging activities”. This statement amends and clarifies financial accounting and reporting for derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133, “Accounting for derivative instruments and hedging activities”.

SFAS No. 150 “Accounting for certain financial instruments with characteristics of both liabilities and equity”. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.

The Company believes that the above standards would not have a material impact on its financial position, results of operations or cash flows.

NOTE 3 - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Through December 31, 2004, the Company had incurred cumulative losses of $2,345,301 and negative working capital of $97,367 as of December 31, 2004. The Company’s successful transition from a development stage company to attaining profitable operations is dependent upon obtaining financing adequate to fulfill its exploration activities, development of its properties and achieving a level of revenues adequate to support the Company’s cost structure. Management’s plan of operations anticipates that the cash requirements for the next twelve months will be met

WESTERN SIERRA MINING CORP.
AN EXPLORATION STAGE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

by obtaining capital contributions through the sale of its common stock and cash flows from operations. There is no assurance that the company will be able to implement the plan.

NOTE 4 - Stockholders’ Equity

At various stages in the Company’s development we have issued shares of common stock for services or assets with a corresponding charge to operations or property and equipment. In accordance with SFAS 123, these transactions, except for stock issued to employees, have been recorded on the Company’s books at the fair value of the consideration received or the fair value of the common stock issued, whichever is more reliably measured. The following equity transactions were recorded:

2003:

We issued 2,847,620 shares to founders for organization costs totaling $14,239.
We issued 843,233 shares for cash consideration totaling $843,233 of which $29,400 was subscribed but not paid as of December 31, 2003.
We issued 103,433 shares for purchase of vehicles and equipment totaling $103,433. We issued 172,508 shares for employee compensation and expenses totaling $172,508.

On March 12, 2003 two individuals advanced us a total of $100,183. These advances were converted to common stock on August 30, 2003 at a rate of one share for each $1.00 advanced to us for a total of 100,183 shares. We also issued an additional 33,206 shares in payment of interest on the advances valued at $33,206.

On December 1, 2003 we entered into a Share Exchange Agreement with Western Sierra, Inc. whereby Western Sierra, Inc. became a wholly owned subsidiary of Western Sierra Mining Corp. (formerly Global Decs Corp.). The agreement provided for the exchange of 20,000,000 shares of the Company's common stock for 4,000,000 shares of common stock of Western Sierra, Inc. The shareholders of Western Sierra, Inc. owned approximately 90% of the stock of Western Sierra Mining Corp. after consummation of the transaction. The exchange was accounted for as a reverse acquisition. Accordingly, the combination of the two companies is recorded as a recapitalization of Western Sierra Inc., pursuant to which Western Sierra, Inc. is treated as the continuing entity. In accordance with the agreement, the board of directors of Western Sierra Mining Corp. authorized an amendment to the Articles of Incorporation to change the name of the corporation to from Global Decs Corp. to Western Sierra Mining Corp. As a result of the Share Exchange Agreement, Western Sierra, Inc. has become a wholly owned subsidiary of Western Sierra Mining Corp.

We received cash of $129,500 for 129,500 shares to be issued as of December 31, 2003.

WESTERN SIERRA MINING CORP.
AN EXPLORATION STAGE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

2004:

We issued 3,842,708 shares for cash consideration totaling $708,017.
We issued 104,240 shares for purchase of equipment and materials totaling $20,864.
We issued 1,359,000 shares for employee compensation totaling $271,800.

The value of shares, other than shares issued as founder’s shares, is based on the most recent market price as of the transaction date.

NOTE 5 - Joint Venture

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

WESTERN SIERRA MINING CORP.
AN EXPLORATION STAGE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

NOTE 6 - Option To Acquire Mining Property

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

NOTE 7 - Mining, Milling and Other Property and Equipment

Property and equipment at December 31, consists of the following:

	2003	2004
Mining equipment	$45,848	$49,339
Shop tools and equipment	49,298	49,298
Office equipment	3,597	3,597
Vehicles	111,054	77,502
Airplane	108,250	-
Picacho plant development costs	366,316	694,106
	684,363	873,842
Less: Accumulated depreciation	(33,040)	(68,620)

	$651,323	$805,222

NOTE 8 - Related Parties

2003:

In June, 2003, the Company acquired an RV to be used as a field office from the Company’s Chairman and CEO in exchange for 7,500 shares of common stock and the assumption of $9,000 of debt payable to a bank. In November, 2003, the Company issued 19,000 shares of common stock to the Company’s Chairman and CEO for expenses of $19,000 which he incurred on behalf of the Company and 97,708 shares of common stock for services and expenses totaling $97,708.

In June, 2003, the Company issued 45,433 shares of common stock to a shareholder in exchange for equipment totaling $45,433.

In September, 2003, the Company issued 50,100 shares of common stock to a shareholder in exchange for vehicles and equipment amounting to $50,100

WESTERN SIERRA MINING CORP.
AN EXPLORATION STAGE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

In November, 2003, the Company issued 40,000 shares of common stock to the Company’s CFO and director for services totaling $40,000.

In November, 2003, the Company issued 15,000 shares of common stock to the Company’s COO and director in exchange for services totaling $15,000.

2004:
In July, 2004, the Company issued 144,000 shares of common stock to each of its directors in exchange for services totaling $271,800.

During 2004, we received a total of $286,928 in loan proceeds from two shareholders. The loans bear no interest and are payable January 1, 2010.

NOTE 9 - Notes Payable	December 31,
	2003		2004
Notes payable to shareholders, unsecured, due October
23 - November 14, 2004, interest of 100% payable in
shares of the Company’s common stock	$229,000		$168,500

Notes payable to two shareholders, unsecured,
due January 1, 2010, non-interest bearing	-		286,928

Note payable to bank, collateralized by RV,
7% interest rate, payable in monthly installments
of $249, maturing December , 2006	8,751	__	-__
	237,751		455,428
Less: Current portion	(232,000)		(168,500)

Long-Term Debt	$5,751		$286,928

Maturities of long-term debt are as follows:

2010	286,928

Total	$286,928

WESTERN SIERRA MINING CORP.
AN EXPLORATION STAGE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

During the period from October 23, to December 15, 2003, we received a total of $229,000 in loan proceeds from nine individuals. The loans are payable at maturity one year from the date of issuance. In lieu of interest, pursuant to the note agreements we agreed to issue 1,526,667 shares of common stock to the nine individuals at a rate of one share for each $.15 loaned to us. These shares, valued at $229,000, are considered interest on the loans. The interest expense will be recognized over the twelve month period corresponding to the due dates of the loans.

During 2004, we received a total of $286,928 in loan proceeds from two shareholders. The loans bear no interest and are payable January 1, 2010.

NOTE 10 - Income Taxes

The Company has adopted FASB 109 to account for income taxes. The Company currently has no issue that creates timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty as to the utilization of net operating loss carry forwards, an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate. No provision for income taxes has been recorded due to the net operating loss carryforward of $2,345,000 as of December 31, 2004 that will be offset against further taxable income. No tax benefit has been reported in the financial statements.

Deferred tax assets and the valuation account as of December 31, 2004 and 2003 are as follows:

	2004	2003
Deferred tax asset:
Net operating loss carryforward	$938,000	$399,000
Valuation allowance	(938,000)	(399,000)

	$-	$-

The components of income tax expense are as follows:
	2006	2005

Current Federal Tax	$-	$-
Current State Tax	-	-

Change in NOL benefit	(539,000)	(399,000)
Change in allowance	$539,000	$399,000

	$-	$-

The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Codes are met. These losses are as follows:

		Expiration Date
Year of Loss	Amount

2003	$999,000	2023
2004	1,346,000	2024

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

There have been no changes in or disagreements with accountants with respect to accounting and/or financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

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

We recently adopted a Code of Ethics that applies to our officers, directors and employees, including our principal executive officer, principal financial officer and principal accounting officer. If we make any substantive amendments to this code of ethics or grant any waiver, including any implicit waiver, from a provision of the code to our chief executive officer, principal financial officer or principal accounting officer, we will disclose the nature of such amendment or waiver in a report on Form 8-K.

Evaluation Of Disclosure Controls And Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in this report is recorded, processed, accumulated, and reported to its management, including the president and the treasurer, to allow timely decisions regarding the required disclosure. Within the 90 days prior to the filing date of this report, the Company’s management, with the participation of its president and treasurer, performed an evaluation of the effectiveness of the design and operation of these disclosure controls and procedures. Those officers have concluded that such disclosure controls and procedures are effective at ensuring that required information is disclosed in the Company’s reports.

CHANGES IN INTERNAL CONTROLS –

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Management -

The directors and executive officers on December 31, 2004 were as follows:

Name	Age	Position(s) with the Company
Cline B. Johnson II	70	Director, Chairman
Michael M. Chaffee	61	President, Director, CEO
Cline B. Johnson III	35	Vice-President, Director, COO
Dennis Atkins	42	CFO, Director
Chris Holm	47	Outside Director
Bill Means	65	Outside Director
Scott Fishburn	45	Outside Director
Raymond Wright	61	Outside Director

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

ITEM 11. EXECUTIVE COMPENSATION.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of the end of the Company's most recent fiscal year, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

Name	Number of Shares Owned Beneficially	Percent of Class Owned

Cline B. Johnson II	2,876,000	9.4

Cline B. Johnson III	2,700,000	8.8

Dennis Atkins	2,580,000	8.4
Chris Holm	1,700,000	5.6
Mission Holdings (2)	1,250,000	4.1
Michael M. Chaffee	875,000	2.9
Scott Fishburn	1,000	N/A
Raymond Wright	50,000	N/A
Bill Means	500,000	1.6

(1) All directors and officers as a group, 41%

(2) Mission Holdings LLC is controlled by Messrs Johnson II, Johnson III, and Atkins. (See Potential conflicts of interest Section 1 )

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Evans, Gaither & Associates, PLLC ("EGA"), Certified Public Accountants, are the Company's independent auditors that examined the financial statements of the Company for the fiscal year ended December 31, 2003. EGA has performed the following services and has been paid the following fees for these fiscal years.

Audit Fees

EGA billed $7,500 for our audit of Company's financial statements for the 8-K as of November 30, 2003 and $7,500 for the fiscal year ended December 31, 2003.

Audit-Related Fees

EGA was not paid any additional fees for the fiscal year ended December 31, 2003 for assurance and related services reasonably related to the performance of the audit or review of the Company's financial statements.

Tax Fees

No tax fees have been billed or discussed.

Other Fees

EGA was paid no other fees for professional services during the fiscal year ended December 31, 2003.

Audit Committee Pre-Approval Policies

The Board of Directors, which performs the equivalent functions of an audit committee, currently not have any pre-approval policies or procedures concerning services performed by EGA. All the services performed by EGA that are described above were pre-approved by the Board of Directors.

ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K.

(a) The Exhibits listed below are filed by reference as part of this Annual Report.

Exhibit No.		Document
3.1	(a)	Amendment to the Articles of Incorporation-Name Change

3.1	(b)	Acquisition of Western Sierra Inc. Form 8-K

3.1	(c)	Reverse Split Form 14-C

(b) The following Exhibits are filed herewith:

31.1 - Rule 13a-14a/15d-14(a) Certification by Chief Executive Officer
31.2 - Rule 13a-14a/15d-14(a) Certification by Chief Financial Officer
32.1 - Section 1350 Certification by Chief Executive Officer
32.2 - Section 1350 Certification by Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 4, 2008

WESTERN SIERRA MINING CORP.

/s/ Michael M. Chaffee

Michael M. Chaffee, President

/s/ Dennis E. Atkins

Dennis E. Atkins Chief Financial Officer

Exhibit 31.1

Certifications pursuant to Securities and Exchange Act of 1934 Rule 13a-14 as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002:

I, Michael M. Chaffee, certify that:

1. I have reviewed this annual report on Form 10-K of Western Sierra Mining Corp.;

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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is make known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures sd of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Michael M. Chaffee Michael M. Chaffee President

Exhibit 32.2

Certifications pursuant to Securities and Exchange Act of 1934 Rule 13a-14 as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002:

I, Dennis E. Atkins, Chief Financial Officer of Western Sierra Mining Corp. (the "Registrant"), certify that:

1. I have reviewed this annual report on Form 10-K of the Company;

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and I have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 4, 2008

/s/ Dennis E. Atkins ----------------------- Dennis E. Atkins Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Western Sierra Mining Corp. (the “Company”) on Form 10-K for the period ended December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Michael M. Chaffee, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, That to the best of my knowledge:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Michael M. Chaffee Michael M. Chaffee President August 4, 2008

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Western Sierra Mining Corp. (the "Company") on Form 10-K for the fiscal year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"),

I, Dennis E. Atkins, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Dennis E. Atkins Dennis E. Atkins Chief Financial Officer August 4, 2008