Form 10QSB
period 2005-03-31
WESTERN SIERRA MINING CORP
filed 2008-08-21
CIK 42050

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OFTHE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to Commission File Number: 1-1767

WESTERN SIERRA MINING CORP.
(FORMERLY GLOBAL DECS CORP)
(Name of small business issuer in its charter)

Utah	87-0267213
(State of Incorporation)	(I.R.S. Employer I.D. Number)

2750 Cisco Drive South
 Lake Havasu City, AZ 86403
(Address of Principal executive offices) (Zip Code)

    (928) 680-5513
(Issuer's telephone number)

Securities registered under Section 12 (b) of the Exchange Act: None

Securities registered under Section 12 (g) of the Exchange Act:

Shares of Common Stock, par value $.001
(Title of class)

The issuer has (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day:  Yes ☐ No ☒

     On March 31, 2005 there were 30,596,387 outstanding shares of the registrant’s common stock.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

     We have prepared the following un-audited interim consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normal included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant these rules and regulations. The financial statements reflect all adjustments which are, in the opinion of management necessary to a fair statement of the results for the interim period presented.

     You should read the following un-audited interim consolidated financial statements and the accompanying notes together with our Annual Report of Form 10-KSB for the year ended December 31, 2004. Our 2004 Annual Report contains information that may be helpful in analyzing the financial information contained in this report and in comparing our results of operations for the three-month periods ending March 31, 2004 and March 31, 2005.

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

WESTERN SIERRA MINING CORP.
(An Exploration Stage Company)
(Formerly Global Decs Corp.)
Condensed Balance Sheets
(Unaudited)

ASSETS
	March 31,	December 31,
	2005	2004
CURRENT ASSETS
Cash and cash equivalents	$52,794	$62,299
Other assets	30,961	8,834
Total current assets	83,755	71,133

PROPERTY AND EQUIPMENT, net	827,959	805,222

Total Assets	$911,714	$876,355

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$-	$-
Accrued expenses	-	-
Loans from shareholders	113,500	168,500
Advances from shareholders	-	-
Current maturities of notes payable	-	-
Total current liabilities	113,500	168,500

LONG-TERM NOTES PAYABLE - RELATED PARTY	286,928	286,928

TOTAL LIABILITIES	400,428	455,428

STOCKHOLDERS' EQUITY
Common stock - par value $.001
100,000,000 shares authorized
30,596,387 shares issued and outstanding	30,596	30,596
Paid-in capital	2,594,958	2,594,958
Shares to be issued	304,190	141,179
Shares to be cancelled	(505)	(505)
Deferred interest	-	-
Subscriptions receivable	-	-
Deficit accumulated during the exploration stage	(2,417,953)	(2,345,301)
Total stockholders' equity	511,286	420,927

Total Liabilities and Stockholders' Equity	$911,714	$876,355

The accompanying notes are an integral part of these financial statements.

WESTERN SIERRA MINING CORP.
(An Exploration Stage Company)
(Formerly Global Decs Corp.)
Condensed Statements of Operations
(Unaudited)

			From February 25,
	Three Months	Three Months	2003 (Inception)
	Ended March 31,	Ended March 31,	through March 31,
	2005	2004	2005

REVENUES	$-	$-	$-

OPERATING COSTS AND EXPENSES
Compensation	48,428	47,429	1,317,925
Employee expenses	-	22,167	44,082
Exploration expenses	2,565	11,467	181,603
Legal and professional	5,758	76,429	102,084
Travel	4,770	1,374	67,694
Equipment, plane and vehicle expenses	2,186	5,085	64,732
Rent	1,700	5,342	37,289
Insurance	1,227	3,241	20,980
Licenses,permits, fees	-	422	32,847
Depreciation	-	7,933	89,956
Office expenses	4,208	6,435	45,240
Reporting company expenses	1,810	-	1,810
Supplies	-	1,129	29,064
Organization expenses	-	-	14,181

Total Expenses	72,652	188,453	2,049,487

Operating Loss	(72,652)	(188,453)	(2,049,487)

OTHER INCOME (EXPENSES)
Loss on disposal of assets			(25,130)
Interest income			18
Interest expense		(92,835)	(343,354)

Income before income taxes	(72,652)	(281,288)	(2,417,953)

Provision for income taxes	-	-	-

NET INCOME (LOSS)	(72,652)	(281,288)	(2,417,953)

Earnings Per Share (see Note 2)
Basic and diluted weighted average number of common
stock outstanding	30,596,387	25,291,209

Basic and diluted net loss per share	$(0.01)	$(0.01)

The accompanying notes are an integral part of these financial statements.

WESTERN SIERRA MINING CORP.
(An Exploration Stage Company)
(Formerly Global Decs Corp.)
Condensed Statements of Stockholders' Equity
(Unaudited)
				Deficit
				Accumulated
				During the	Stock	Stock
	Common Stock		Paid-in	Exploration	To be	To be	Subscription	Deferred
	Shares	Amount	Capital	Stage	Issued	Cancelled	Receivable	Interest		Total
Issuance of stock to founders, February 15, 2003 ($.001/share)	14,238,100	$14,238								$14,238
Issuance of stock for cash, Feb. 15-Dec. 31, 2003 ($.20/share)	4,216,165	4,216	$839,018				$(29,400)			813,834
Issuance of stock for vehicles and equipment, Sept. 15, 2003 ($.20/share)	517,165	517	102,916							103,433
Issuance of stock for interest, Oct. 1, 2003 ($.20/share)	166,030	166	33,040							33,206
Issuance of stock for services and expenses, Nov. 1, 2003 ($.20/share)	862,540	863	171,645							172,508
Stock to be issued for cash received, Nov. 1, 2003 ($.20/share)					$129,500					129,500
Reverse acquisition of Western Sierra, Inc. December 1, 2003	2,529,685	2,530	(2,530)							-
Cash received for subscriptions, Dec. 2, 2003 ($.20/share)	647,500	647	128,853		(129,500)					-
Issuance of stock for cash, Dec. 5, 2003 ($.20/share)	81,580	81	16,235							16,316
Issuance of stock for deferred interest, Dec. 31, 2003 ($.20/share)	1,526,667	1,527	303,806					$(305,333)		-
Amortization of deferred interest								44,101		44,101
Net loss for period				$(998,781)						(998,781)
Balance, December 31, 2003	24,785,432	$24,785	$1,592,983	$(998,781)	$-	$-	$(29,400)	$(261,232)		$328,355
Issuance of stock for cash, January 1 - March 31, 2004 ($.20/share)	604,330	604	120,261							120,865
Issuance of stock for cash, April 1 - June 30, 2004 ($.20/share)	1,102,750	1,103	219,447							220,550
Issuance of stock for cash, July 1 - September 30, 2004 ($.20/share)	367,000	367	73,033							73,400
Issuance of stock for cash, October 1 - December 31, 2004 ($.20/share)	1,768,628	1,769	327,433							329,202
Issuance of stock for materials and equipment ($.20/share)	104,240	104	20,760							20,864
Issuance of stock for compensation and consulting ($.20/share)	1,359,000	1,359	270,441		141,179					412,979
Issuance of replacement shares	505,007	505				(505)				-
Write off uncollectible subscription receivable			(29,400)				29,400			-
Amortization of deferred interest								261,232		261,232
Net loss for period				(1,346,520)						(1,346,520)
Balance, December 31, 2004	30,596,387	$30,596	$2,594,958	$(2,345,301)	$141,179	$(505)	$-		$-	$420,927
Stock to be issued for cash received, Jan. 1 - March 31, 2005 ($.21/share)					163,011					163,011
Net loss for period				(72,652)						(72,652)
	30,596,387	$30,596	$2,594,958	$(2,417,953)	$304,190	$(505)	$-		$-	$511,286

The accompanying notes are an integral part of these financial statements.

WESTERN SIERRA MINING CORP.
(An Exploration Stage Company)
(Formerly Global Decs Corp.)
Condensed Statements of Cash Flows
(Unaudited)

	For the Three	For the Three	From February 25,
	Months Ended	Months Ended	2003 (Inception)
	March 31,	March 31,	through March 31,
	2005	2004	2005
Operating Activities
Net loss	$(72,652)	$(281,288)	$(2,417,953)

Adjustments to reconcile net loss to net cash
useed in operating activities:
Depreciation and amortization	-	7,933	134,057
Issuance of shares to founders for organization costs	-	-	14,238
Issuance of shares for compensation and expenses	-	-	585,487
Issuance of shares for interest expense	-	-	33,206
Loss on disposal of assets	-	-	25,130
Amortization of deferred interest	-	79,123	261,232
(Increase) decrease in assets:
Other assets	(22,127)	-	(30,961)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	-	2,131	0

Total adjustments	(22,127)	89,187	1,022,389

Net cash used in operating activities	(94,779)	(192,101)	(1,395,564)

Investing Activities
Purchases of property and equipment	-	(4,991)	(205,614)
Cash paid for plant development costs	(22,737)	(143,231)	(716,843)
Net cash used in investing activities	(22,737)	(148,222)	(922,457)

Financing Activities
Issuance of stock for cash	163,011	120,866	1,866,678
Payments on borrowings	(55,000)	749	(115,749)
Proceeds from borrowings	-	227,738	619,886
Net cash provided by financing activities	108,011	349,353	2,370,815

Net increase in cash and cash equivalents	(9,505)	9,030	52,794

Cash and cash equivalents at beginning of period	62,299.00	3,011	-

Cash and cash equivalents at end of period	$52,794	$12,041	$52,794

Supplemental cash flow information:
Cash paid during the period for interest	$-	$-	$4,814

Cash paid during the period for income taxes	$-	$-	$-

Noncash investing and financing activities:
Acquisition of vehicles and equipment by issuance of stock	$-	$-	$124,297
Note issued for acquisition of equipment	$-	$-	$9,000
Issuance of stock for deferred interest	$-	$-	$229,000

The accompanying notes are an integral part of these financial statements.

     WESTERN SIERRA MINING CORP.
AN EXPLORATION STAGE COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2005

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

In the opinion of management, the accompanying balance sheets and related interim statements of income, cash flows, and stockholders’ equity, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the December 31, 2004 Form 10-K. For presentation purposes, certain balances contained in these notes that are either unchanged or immaterially changed for the period presented are reflected as of the previous year end, December 31, 2004.

NOTE 2 - Summary of Significant Accounting Policies

Principals of Consolidation

The consolidated financial statements include the accounts of Western Sierra Mining Corp. and its wholly owned subsidiary, Western Sierra, Inc. Inter-company balances or transactions, if any, are eliminated.

     WESTERN SIERRA MINING CORP.
AN EXPLORATION STAGE COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2005

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

Depletion of mining improvements will be computed using the units of production method. The Company has made no provision for depletion for the period from February 25, 2003 (inception) to March 31, 2005 as production had not commenced.

Provision is made for depreciation of office furniture fixtures and equipment, machinery and equipment, and building. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets which are 5 to 10 years.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company reviews its long-lived assets for impairments. Impairment losses on long-lived assets are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses then are measured by comparing the fair value of assets to their carrying amounts. The Company recognized no impairment loss at March 31, 2005.

Revenue Recognition

Revenues, if any, from sales of minerals will be recognized when earned.

     WESTERN SIERRA MINING CORP.
AN EXPLORATION STAGE COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2005

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

Environmental Remediation Costs

Environmental remediation costs are accrued based on estimates of known environmental remediation exposure. Such accruals are recorded even if significant uncertainties exist over the ultimate cost of the remediation. It is reasonably possible that the Company's estimates of reclamation liabilities, if any, could change as a result of changes in regulations, extent of environmental remediation required, means of reclamation or cost estimates. Ongoing environmental compliance costs, including maintenance and monitoring costs, are expensed as incurred. There were no environmental remediation costs accrued at March 31, 2005.

     WESTERN SIERRA MINING CORP.
AN EXPLORATION STAGE COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2005

Advertising Costs

The Company’s policy regarding advertising costs are to expense them as they are incurred. The Company had not incurred any advertising costs during the year ended March 31, 2005.

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

NOTE 3 - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Through March 31, 2005, the Company had incurred cumulative losses of $2,417,953 and negative working capital of $29,745 as of March 31, 2005. The Company’s successful transition from an exploration stage company to attaining profitable operations is dependent upon obtaining financing adequate to fulfill its exploration activities, development of its properties and achieving a level of revenues adequate to support the Company’s cost structure. Management’s plan of operations anticipates that the cash requirements for the next twelve months will be met by obtaining capital contributions through the sale of its common stock and cash flows from operations. There is no assurance that the company will be able to implement the plan.

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

     WESTERN SIERRA MINING CORP.
AN EXPLORATION STAGE COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2005

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

     WESTERN SIERRA MINING CORP.
AN EXPLORATION STAGE COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2005

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

     WESTERN SIERRA MINING CORP.
AN EXPLORATION STAGE COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2005

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

     WESTERN SIERRA MINING CORP.
AN EXPLORATION STAGE COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2005

During 2004, we received a total of $286,928 in loan proceeds from two shareholders. The loans bear no interest and are payable January 1, 2010.

NOTE 9 - Notes Payable	December 31,
	2003	2004
Notes payable to shareholders, unsecured, due October
23 - November 14, 2004, interest of 100% payable in
shares of the Company’s common stock	$229,000	$168,500

Notes payable to two shareholders, unsecured,
due January 1, 2010, non-interest bearing	-	286,928

Note payable to bank, collateralized by RV,
7% interest rate, payable in monthly installments
of $249, maturing December , 2006	8,751	_- _
	237,751	455,428
Less: Current portion	(232,000)	(168,500)

Long-Term Debt	$5,751	$286,928

Maturities of long-term debt are as follows:

2010	286,928

Total	$286,928

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

     WESTERN SIERRA MINING CORP.
AN EXPLORATION STAGE COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2005

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

The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Codes are met. These losses are as follows:

		Expiration
Year of Loss	Amount	Date

2003	$999,000	2023
2004	1,346,000	2024

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Results of Operations

The Picacho Joint Venture

In November 2003, Black Mountain our 100% owned Mexican subsidiary, entered into a joint venture agreement with Minera La Escuadra S.A. De C.V. whereby Black Mountain Mining was granted the exclusive right to process and market minerals from approximately 35,000 tons of ore previously extracted from a mining property owned by Minera La Escuadra called the El Picacho. We will split the expenses and the profits (if any) 50%/50% the Minera La Escuadra (Escuadra). Our responsibility to the J-V is to construct a free gold recovery circuit and operate this recovery plant in conjunction with the on-going operation of the Picacho mine. We have spent a total of $694,106 in plant development costs as of March 31, 2005.

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

We are working closely with the Escuadra Mining Company to make the necessary modifications to their crushing plant so as to be in a position to process our contracted material immediately after the rainy season has ended. We also continue to pursue other materials that may be run through the Picacho plant that are not subject the dampness stemming from the rainy period including those that may be processed directly from the interior of the Picacho mine. Necessary modifications to the original design of the water gravity plant have been engineered and made to allow the original placer design to process the silica caring gold currently being processed by Minera Escuadra.

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

We have completed our geological evaluation of the Parita and have concluded that insufficient commercial reserves are located within the confines of the production area and have agreed to terminate our option to acquire the property. We continue to work with the current owners to assist them in the development of the property including using the water gravity recovery plant at the Picacho mine to perform large scale testing of the property.

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

Revenues.

We generated no revenues from mining operations during the quarter ended March 31, 2005.

Cost and Expenses.

     We have expended a total of $72,652 during the period of which $0 were non-cash related leaving cash cost of $76,652 as compared to $188,453 or the previous period.

Net Income (Loss).

     Our net loss for the period ended March 31, 2005 was $722652 of which $0 was non-cash related leaving cash cost of $76,652 as compared to $281,288 for the previous period.

As of March 31, 2005, we had negative working capital of approximately $29,745.

     There is no assurance whatsoever that we will generate any operating revenues during the second quarter of 2005 or that any of our proposed plans to raise capital and otherwise fund operations will prove successful. Our inability to obtain sufficient funding will delay our planned operations or, possibly, force us to go out of business.

General and Administrative Expenses

     During the quarter ended March 31, 2005 we expended $72,652 down 61% from the previous quarter of $188,453 for general and administrative costs.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Cautionary Statement for Forward Looking Information

Some information contained in or incorporated by reference into this report on Form 10-QSB may contain "forward-looking statements," as defined in Section 21 E of the Securities and Exchange Act of 1934. These statements include comments regarding exploration and mine development and construction plans, costs, grade, production and recovery rates, permitting, financing needs, the availability of financing on acceptable terms or other sources of funding, and the timing of additional tests, feasibility studies and environmental permitting. The use of any of the words "anticipate," "continue," "estimate," "expect," "may," "will, "project," "should," "believe" and similar expressions are intended to identify uncertainties. We believe the expectations reflected in those forward-looking statements are reasonable. However, we cannot assure you that these expectations will prove to be correct. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of the risk factors set forth below and other factors set forth in, including the section "Issues and Uncertainties" below, or incorporated by reference into, this report.

Our forward-looking statements are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them, including without limitation, management’s examination of historical operating trends, data contained in our records and other data available from third parties. However, we cannot assure you that management’s expectations, beliefs and projections will result or be achieved or accomplished. Our forward-looking statements apply only as of the date made. Except as required by law, we undertake no obligation to publicly update or revise forward-looking statements which may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

There are a number of risks and uncertainties that could cause actual results to differ materially from those set forth in, contemplated by or underlying the forward-looking statements contained in this report. These risks include, but are not limited to, dependence on a single mining project, our need for financing, potential delays in development of the Pirita project, imprecision of estimates, uncertainty of government subsidies, volatility of gold prices, currency fluctuations, international political instability, our significant indebtedness, risks associated with mining activities, risks of development in foreign countries, environmental and other laws and regulations, competition, our reliance upon key executives. Each of these risks and certain other uncertainties are discussed in more detail in our Annual Report on For 10-KSB for the year ended December 31, 2004. There may also be other factors, including those discussed elsewhere in the report that may cause our actual results to differ materially from the forward-looking statements. Any forward-looking statements made by or on our behalf should be considered in light of these factors.

Many of those factors are beyond our ability to control or predict. You should not unduly rely on these forward-looking statements. These statements speak only as of the date of this report on Form 10-QSB. Except as required by law, we are not obligated to publicly release any revisions to these forward-looking statements to reflect future events or developments. All subsequent written and oral forward-looking statements attributable to our Company and persons acting on our behalf are qualified in their entirety by the cautionary statements contained in this section and elsewhere in this report and on Form 10-KSB.

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

PART II. OTHER INFORMATION

ITEM 5. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the security holders during the period ending March 31, 2005.

ITEM 6. EXHIBITS AND REPORTS OF FORM 8-K

a. List of Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

No reports on Form 8-K were filed by the Company during the quarter ending March 31, 2005

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN SIERRA MINING CORP.

By:	/s/ Michael M. Chaffee
Michael M. Chaffee
President and Chief Executive Officer

Dated August 20, 2005