Form 10QSB
period 2005-06-30
WESTERN SIERRA MINING CORP
filed 2008-08-27
CIK 42050

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

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
Issuer's telephone number

Securities registered under Section 12 (b) of the Exchange Act: None

Securities registered under Section 12 (g) of the Exchange Act:

Shares of Common Stock, par value $.001
(Title of class)

     The issuer has (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day: Yes ☒ No ☐

     On June 30, 2005 there were 30,596,387 outstanding shares of the registrant’s common stock.

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

    You should read the following un-audited interim consolidated financial statements and the accompanying notes together with our Annual Report of Form 10-KSB for the year ended December 31, 2004. Our 2004 Annual Report contains information that may be helpful in analyzing the financial information contained in this report and in comparing our results of operations for the three-month periods ending June 30, 2004 and June 30, 2005.

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

WESTERN SIERRA MINING CORP.
(An Exploration Stage Company)
(Formerly Global Decs Corp.)
Condensed Balance Sheets
(Unaudited)

ASSETS
	June 30,	December 31,
	2005	2004
CURRENT ASSETS
Cash and cash equivalents	$26,748	$62,299
Other assets	24,961	8,834
Total current assets	51,709	71,133

PROPERTY AND EQUIPMENT, net	883,903	805,222

Total Assets	$935,612	$876,355

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$-	$-
Accrued expenses	-	-
Loans from shareholders	113,500	168,500
Advances from shareholders	-	-
Current maturities of notes payable	-	-
Total current liabilities	113,500	168,500

LONG-TERM NOTES PAYABLE - RELATED PARTY	286,928	286,928

TOTAL LIABILITIES	400,428	455,428

STOCKHOLDERS' EQUITY
Common stock - par value $.001
100,000,000 shares authorized
30,596,387 shares issued and outstanding	30,596	30,596
Paid-in capital	2,594,958	2,594,958
Shares to be issued	339,524	141,179
Shares to be cancelled	(505)	(505)
Deferred interest	-	-
Subscriptions receivable	-	-
Deficit accumulated during the exploration stage	(2,429,389)	(2,345,301)
Total stockholders' equity	535,184	420,927

Total Liabilities and Stockholders' Equity	$935,612	$876,355

The accompanying notes are an integral part of these financial statements.

WESTERN SIERRA MINING CORP.
(An Exploration Stage Company)
(Formerly Global Decs Corp.)
Condensed Statements of Operations
(Unaudited)

					From February25,
	Three Months	Three Months	Six Months	Six Months	2003 (Inception)
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,	through June 30,
	2005	2004	2005	2004	2005

REVENUES	$-	$-	$-	$-	$-

OPERATING COSTS AND EXPENSES
Compensation	-	350,094	48,428	397,523	1,317,925
Employee expenses	-	72,887	-	95,054	44,082
Exploration expenses	6,479	21,136	9,044	32,603	188,082
Legal and professional	-	45,189	5,758	121,618	102,084
Travel	-	7,000	4,770	8,374	67,694
Equipment, plane and vehicle expenses	-	3,679	2,186	8,764	64,732
Rent	-	6,199	1,700	11,541	37,289
Insurance	-	4,282	1,227	7,523	20,980
Licenses,permits, fees	-	17	-	438	32,847
Depreciation	-	7,933	-	15,866	89,956
Office expenses	3,336	4,826	7,544	11,262	48,576
Reporting company expenses	1,621	-	3,431	-	3,431
Supplies	-	(135)	-	994	29,064
Organization expenses	-	-	-	-	14,181

Total Expenses	11,436	523,107	84,088	711,560	2,060,923

Operating Loss	(11,436)	(523,107)	(84,088)	(711,560)	(2,060,923)

OTHER INCOME (EXPENSES)
Loss on disposal of assets	-	-	-	-	(25,130)
Interest income	-	-	-	-	18
Interest expense	-	(85,321)	-	(178,156)	(343,354)

Income before income taxes	(11,436)	(608,428)	(84,088)	(889,716)	(2,429,389)

Provision for income taxes	-	-	-	-	-

NET INCOME (LOSS)	(11,436)	(608,428)	(84,088)	$(889,716)	(2,429,389)

Earnings Per Share (see Note 2)
Basic and diluted weighted average number of common
stock outstanding	30,596,387	26,227,729	30,596,387	25,759,474

Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.03)

The accompanying notes are an integral part of these financial statements.

WESTERN SIERRA MINING CORP.
(An Exploration Stage Company)
(Formerly Global Decs Corp.)
Condensed Statement of Stockholders' Equity
(Unaudited)
				Deficit
				Accumulated
				During the	Stock	Stock
	Common Stock		Paid-in	Exploration	To be	To be	Subscription	Deferred
	Shares	Amount	Capital	Stage	Issued	Cancelled	Receivable	Interest	Total
Issuance of stock to founders, February 15, 2003 ($.001/share)	14,238,100	$14,238							$14,238
Issuance of stock for cash, Feb. 15-Dec. 31, 2003 ($.20/share)	4,216,165	4,216	$839,018				$(29,400)		813,834
Issuance of stock for vehicles and equipment, Sept. 15, 2003 ($.20/share)	517,165	517	102,916						103,433
Issuance of stock for interest, Oct. 1, 2003 ($.20/share)	166,030	166	33,040						33,206
Issuance of stock for services and expenses, Nov. 1, 2003 ($.20/share)	862,540	863	171,645						172,508
Stock to be issued for cash received, Nov. 1, 2003 ($.20/share)					$129,500				129,500
Reverse acquisition of Western Sierra, Inc. December 1, 2003	2,529,685	2,530	(2,530)						-
Cash received for subscriptions, Dec. 2, 2003 ($.20/share)	647,500	647	128,853		(129,500)				-
Issuance of stock for cash, Dec. 5, 2003 ($.20/share)	81,580	81	16,235						16,316
Issuance of stock for deferred interest, Dec. 31, 2003 ($.20/share)	1,526,667	1,527	303,806					$(305,333)	-
Amortization of deferred interest								44,101	44,101
Net loss for period				$(998,781)					(998,781)
Balance, December 31, 2003	24,785,432	$24,785	$1,592,983	$(998,781)	$-	$-	$(29,400)	$(261,232)	$328,355
Issuance of stock for cash, January 1 - March 31, 2004 ($.20/share)	604,330	604	120,261						120,865
Issuance of stock for cash, April 1 - June 30, 2004 ($.20/share)	1,102,750	1,103	219,447						220,550
Issuance of stock for cash, July 1 - September 30, 2004 ($.20/share)	367,000	367	73,033						73,400
Issuance of stock for cash, October 1 - December 31, 2004 ($.20/share)	1,768,628	1,769	327,433						329,202
Issuance of stock for materials and equipment ($.20/share)	104,240	104	20,760						20,864
Issuance of stock for compensation and consulting ($.20/share)	1,359,000	1,359	270,441		141,179				412,979
Issuance of replacement shares	505,007	505				(505)			-
Write off uncollectible subscription receivable			(29,400)				29,400		-
Amortization of deferred interest								261,232	261,232
Net loss for period				(1,346,520)					(1,346,520)
Balance, December 31, 2004	30,596,387	$30,596	$2,594,958	$(2,345,301)	$141,179	$(505)	$-	$-	$420,927
Stock to be issued for cash received, Jan. 1 - March 31, 2005 ($.21/share)					163,011				163,011
Net loss for period				(72,652)					(72,652)
Balance, March 31, 2005	30,596,387	$30,596	$2,594,958	$(2,417,953)	$304,190	$(505)	$-	$-	$511,286
Stock to be issued for cash received, April 1 - June 30, 2005 ($.21/share)					35,334				35,334
Net loss for period				(11,436)					(11,436)
Balance, June 30, 2005	30,596,387	$30,596	$2,594,958	$(2,429,389)	$339,524	$(505)	$-	$-	$535,184

The accompanying notes are an integral part of these financial statements.

WESTERN SIERRA MINING CORP.
(An Exploration Stage Company)
(Formerly Global Decs Corp.)
Condensed Statements of Cash Flows
(Unaudited)

	For the Six	For the Six	From February 25,
	Months Ended	Months Ended	2003 (Inception)
	June 30,	June 30,	through June 30,
	2005	2004	2005
Operating Activities:
Net loss	$(84,088)	$(889,716)	$(2,429,389)

Adjustments to reconcile net loss to net cash
useed in operating activities:
Depreciation and amortization	-	15,866	134,057
Issuance of shares to founders for organization costs	-	-	14,238
Issuance of shares for compensation and expenses	-	259,200	585,487
Issuance of shares for interest expense	-	-	33,206
Loss on disposal of assets	-	-	25,130
Amortization of deferred interest	-	158,248	261,232
(Increase) decrease in assets:
Other assets	(16,127)	-	(24,961)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	-	81,235	0

Total adjustments	(16,127)	514,549	1,028,389

Net cash used in operating activities	(100,215)	(375,167)	(1,401,000)

Investing Activities:
Purchases of property and equipment	-	(4,991)	(205,614)
Cash paid for plant development costs	(78,681)	(218,314)	(772,787)
Net cash used in investing activities	(78,681)	(223,305)	(978,401)

Financing Activities:
Issuance of stock for cash	198,345	341,416	1,902,012
Payments on borrowings	(55,000)	(6,587)	(115,749)
Proceeds from borrowings	-	353,720	619,886
Net cash provided by financing activities	143,345	688,549	2,406,149

Net increase in cash and cash equivalents	(35,551)	90,077	26,748

Cash and cash equivalents at beginning of period	62,299	3,011	-

Cash and cash equivalents at end of period	$26,748	$93,088	$26,748

Supplemental cash flow information:
Cash paid during the period for interest	$-	$58	$4,814

Cash paid during the period for income taxes	$-	$-	$-

Noncash investing and financing activities:
Acquisition of vehicles and equipment by issuance of stock	$-	$20,488	$124,297
Note issued for acquisition of equipment	$-	$-	$9,000
Issuance of stock for deferred interest	$-	$-	$229,000

The accompanying notes are an integral part of these financial statements.

WESTERN SIERRA MINING CORP.
AN EXPLORATION STAGE COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2005

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

WESTERN SIERRA MINING CORP.
AN EXPLORATION STAGE COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2005

NOTE 2 - Summary of Significant Accounting Policies

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

Depletion of mining improvements will be computed using the units of production method. The Company has made no provision for depletion for the period from February 25, 2003 (inception) to June 30, 2005 as production had not commenced.

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
JUNE 30, 2005

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

Environmental Remediation Costs

Environmental remediation costs are accrued based on estimates of known environmental remediation exposure. Such accruals are recorded even if significant uncertainties exist over the ultimate cost of the remediation. It is reasonably possible that the Company's estimates of reclamation liabilities, if any, could change as a result of changes in regulations, extent of environmental remediation required, means of reclamation or cost estimates. Ongoing environmental compliance costs, including maintenance and monitoring costs, are expensed as incurred. There were no environmental remediation costs accrued at June 30, 2005.

WESTERN SIERRA MINING CORP.
AN EXPLORATION STAGE COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2005

Advertising Costs

The Company’s policy regarding advertising costs are to expense them as they are incurred. The Company had not incurred any advertising costs during the period ended June 30, 2005.

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

NOTE 3 - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Through June 30, 2005, the Company had incurred cumulative losses of $2,429,389 and negative working capital of $61,791 as of June 30, 2005. The Company’s successful transition from a development stage company to attaining profitable operations is dependent upon obtaining financing adequate to fulfill its exploration activities, development of its properties and achieving a level of revenues adequate to support the Company’s cost structure. Management’s plan of operations anticipates that the cash requirements for the next twelve months will be met by obtaining capital contributions through the sale of its common stock and cash flows from operations. There is no assurance that the company will be able to implement the plan.

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
JUNE 30, 2005

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
JUNE 30, 2005

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

WESTERN SIERRA MINING CORP.
AN EXPLORATION STAGE COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2005

NOTE 9 - Notes Payable	December 31,
	2003	2004
Notes payable to shareholders, unsecured, due October
23 - November 14, 2004, interest of 100% payable in
shares of the Company’s common stock	$229,000	$168,500

Notes payable to two shareholders, unsecured,
due January 1, 2010, non-interest bearing	-	286,928

Note payable to bank, collateralized by RV,
7% interest rate, payable in monthly installments
of $249, maturing December , 2006	8,751	-__
	237,751	455,428
Less: Current portion	(232,000)	(168,500)

Long-Term Debt	$5,751	$286,928

Maturities of long-term debt are as follows:
2010	286,928
Total	$286,928

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
JUNE 30, 2005

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

Deferred tax assets and the valuation account as of December 31, 2004 and 2003 are as follows:

	2004	2003
Deferred tax asset:
Net operating loss carryforward	$938,000	$399,000
Valuation allowance	(938,000)	(399,000)
	$-	$-

The components of income tax expense are as follows:
	2004	2003
Current Federal Tax	$-	$-
Current State Tax	-	-
Change in NOL benefit	(539,000)	(399,000)
Change in allowance	$539,000	$399,000
	$-	$-

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

Results of Operations

The Picacho Joint Venture

In November 2003, Black Mountain our 100% owned Mexican subsidiary, entered into a joint venture agreement with Minera La Escuadra S.A. De C.V. whereby Black Mountain Mining was granted the exclusive right to process and market minerals from approximately 35,000 tons of ore previously extracted from a mining property owned by Minera La Escuadra called the El Picacho. We will split the expenses and the profits (if any) 50%/50% the Minera La Escuadra (Escuadra). Our responsibility to the J-V is to construct a free gold recovery circuit and operate this recovery plant in conjunction with the on-going operation of the Picacho mine. We have spent a total of $694,106 in plant development costs as of June 30, 2005.

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

Revenues.

We generated no revenues from mining operations during the quarter ended June 30, 2005.

Net Income (Loss).

     Our net loss for the three months ended June 30, 2005 was $11,436 of which $0 was non-cash related resulting in a cash cost of $11,436. Our net loss for the three months ended June 30, 2004 was $608,428 of which $346,258 was non-cash related resulting in a cash cost of $262,170.

As of June 30, 2005, we had negative working capital of approximately $61,791.

     There is no assurance whatsoever that we will generate any operating revenues during the third quarter of 2005 or that any of our proposed plans to raise capital and otherwise fund operations will prove successful. Our inability to obtain sufficient funding will delay our planned operations or, possibly, force us to go out of business.

General and Administrative Expenses

     During the quarter ended June 30, 2005 we expended $11,436 down 98% from the same quarter of the previous year total of $523,107 for general and administrative costs.

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

PART II. OTHER INFORMATION

ITEM 5. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no maters submitted to a vote of the security holders during the quarter ending June 30, 2005.

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

No reports on Form 8-K were filed by the Company during the quarter ending June 30, 2005.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN SIERRA MINING CORP.

By:	/s/ Michael M. Chaffee
Michael M. Chaffee
President and Chief Executive Officer

Dated August 22, 2005

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Western Sierra Mining Corp. (the "Company") on Form 10-QSB for the Quarter ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Denis Atkins, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated: August 22, 2005

/s/ Dennis Atkins
Dennis Atkins
Chief Financial Officer