Form 10QSB
period 2005-09-30
WESTERN SIERRA MINING CORP
filed 2008-09-08
CIK 42050

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to ________

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

Shares of Common Stock, par value $.001
(Title of class)

     The issuer has (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day: Yes ☒ No ☐

     On September 30, 2005 there were 82,462,232 outstanding shares of the registrant’s common stock.

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

     You should read the following un-audited interim consolidated financial statements and the accompanying notes together with our Annual Report of Form 10-KSB for the year ended December 31, 2004. Our 2004 Annual Report contains information that may be helpful in analyzing the financial information contained in this report and in comparing our results of operations for the three-month periods ending September 30, 2004 and September 30, 2005.

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

WESTERN SIERRA MINING CORP.
(An Exploration Stage Company)
(Formerly Global Decs Corp.)
Condensed Balance Sheets
(Unaudited)

ASSETS
	September 30,	December 31,
	2005	2004
CURRENT ASSETS
Cash and cash equivalents	$2,335	$62,299
Other assets	4,459	8,834
Total current assets	6,794	71,133

PROPERTY AND EQUIPMENT, net	923,341	805,222

MINING PROPERTY	1,539,198	-

Total Assets	$2,469,333	$876,355

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$-	$-
Accrued expenses	-	-
Loans from shareholders	113,500	168,500
Advances from shareholders	-	-
Current maturities of notes payable	-	-
Total current liabilities	113,500	168,500

LONG-TERM NOTES PAYABLE - RELATED PARTY	286,928	286,928

TOTAL LIABILITIES	400,428	455,428

STOCKHOLDERS' EQUITY
Common stock - par value $.001
100,000,000 shares authorized
82,462,232 shares issued and outstanding	82,462	30,596
Paid-in capital	4,172,289	2,594,958
Shares to be issued	341,524	141,179
Shares to be cancelled	(505)	(505)
Deferred interest	-	-
Subscriptions receivable	-	-
Deficit accumulated during the exploration stage	(2,526,865)	(2,345,301)
Total stockholders' equity	2,068,905	420,927

Total Liabilities and Stockholders' Equity	$2,469,333	$876,355

WESTERN SIERRA MINING CORP.
(An Exploration Stage Company)
(Formerly Global Decs Corp.)
Condensed Statements of Operations
(Unaudited)

					From February 25,
	Three Months	Three Months	Nine Months	Nine Months	2003 (Inception)
	Ended Sept. 30,	Ended Sept. 30,	Ended Sept. 30,	Ended Sept. 30,	through Sept. 30,
	2005	2004	2005	2004	2005

REVENUES	$-	$-	$-	$-	$-

OPERATING COSTS AND EXPENSES
Compensation	-	114,951	48,428	623,719	1,317,925
Employee expenses	-	8,359	-	103,413	44,082
Exploration expenses	4,089	22,758	13,133	55,361	192,171
Legal and professional	90,000	27,304	95,758	37,677	192,084
Travel	-	2,938	4,770	11,312	67,694
Equipment, plane and vehicle expenses	-	9,000	2,186	17,764	64,732
Rent	-	4,000	1,700	15,541	37,289
Insurance	-	1,411	1,227	8,934	20,980
Licenses,permits, fees	-	2,557	-	2,995	32,847
Depreciation	-	29,260	-	45,126	89,956
Office expenses	1,430	4,159	8,974	15,421	50,006
Reporting company expenses	1,957	-	5,388	-	5,388
Supplies	-	211	-	1,205	29,064
Organization expenses	-	-	-	-	14,181

Total Expenses	97,476	226,908	181,564	938,468	2,158,399

Operating Loss	(97,476)	(226,908)	(181,564)	(938,468)	(2,158,399)

OTHER INCOME (EXPENSES)
Loss on disposal of assets	-	-	-	-	(25,130)
Interest income	-	-	-	-	18
Interest expense	-	(61,222)	-	(239,378)	(343,354)

Income before income taxes	(97,476)	(288,130)	(181,564)	(1,177,846)	(2,526,865)

Provision for income taxes	-	-	-	-	-

NET INCOME (LOSS)	(97,476)	(288,130)	(181,564)	$(1,177,846)	(2,526,865)

Earnings Per Share (see Note 2)
Basic and diluted weighted average number of common
stock outstanding	56,529,310	26,227,729	56,529,310	25,926,739

Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.05)

WESTERN SIERRA MINING CORP.
(An Exploration Stage Company)
(Formerly Global Decs Corp.)
Condensed Statements of Stockholders' Equity
(Unaudited)
				Deficit
				Accumulated
				During the	Stock	Stock
	Common Stock		Paid-in	Exploration	To be	To be	Subscription	Deferred
	Shares	Amount	Capital	Stage	Issued	Cancelled	Receivable	Interest	Total
Issuance of stock to founders, February 15, 2003 ($.001/share)	14,238,100	$14,238							$14,238
Issuance of stock for cash, Feb. 15-Dec. 31, 2003 ($.20/share)	4,216,165	4,216	$839,018				$(29,400)		813,834
Issuance of stock for vehicles and equipment, Sept. 15, 2003 ($.20/share)	517,165	517	102,916						103,433
Issuance of stock for interest, Oct. 1, 2003 ($.20/share)	166,030	166	33,040						33,206
Issuance of stock for services and expenses, Nov. 1, 2003 ($.20/share)	862,540	863	171,645						172,508
Stock to be issued for cash received, Nov. 1, 2003 ($.20/share)					$129,500				129,500
Reverse acquisition of Western Sierra, Inc. December 1, 2003	2,529,685	2,530	(2,530)						-
Cash received for subscriptions, Dec. 2, 2003 ($.20/share)	647,500	647	128,853		(129,500)				-
Issuance of stock for cash, Dec. 5, 2003 ($.20/share)	81,580	81	16,235						16,316
Issuance of stock for deferred interest, Dec. 31, 2003 ($.20/share)	1,526,667	1,527	303,806					$(305,333)	-
Amortization of deferred interest								44,101	44,101
Net loss for period				$(998,781)					(998,781)
Balance, December 31, 2003	24,785,432	$24,785	$1,592,983	$(998,781)	$-	$-	$(29,400)	$(261,232)	$328,355
Issuance of stock for cash, January 1 - March 31, 2004 ($.20/share)	604,330	604	120,261						120,865
Issuance of stock for cash, April 1 - June 30, 2004 ($.20/share)	1,102,750	1,103	219,447						220,550
Issuance of stock for cash, July 1 - September 30, 2004 ($.20/share)	367,000	367	73,033						73,400
Issuance of stock for cash, October 1 - December 31, 2004 ($.20/share)	1,768,628	1,769	327,433						329,202
Issuance of stock for materials and equipment ($.20/share)	104,240	104	20,760						20,864
Issuance of stock for compensation and consulting ($.20/share)	1,359,000	1,359	270,441		141,179				412,979
Issuance of replacement shares	505,007	505				(505)			-
Write off uncollectible subscription receivable			(29,400)				29,400		-
Amortization of deferred interest								261,232	261,232
Net loss for period				(1,346,520)					(1,346,520)
Balance, December 31, 2004	30,596,387	$30,596	$2,594,958	$(2,345,301)	$141,179	$(505)	$-	$-	$420,927
Stock to be issued for cash received, Jan. 1 - March 31, 2005 ($.21/share)					163,011				163,011
Net loss for period				(72,652)					(72,652)
Balance, March 31, 2005	30,596,387	$30,596	$2,594,958	$(2,417,953)	$304,190	$(505)	$-	$-	$511,286
Stock to be issued for cash received, April 1 - June 30, 2005 ($.21/share)					35,334				35,334
Net loss for period				(11,436)					(11,436)
Balance, June 30, 2005	30,596,387	$30,596	$2,594,958	$(2,429,389)	$339,524	$(505)	$-	$-	$535,184
Stock to be issued for cash received, July 1 - September 30, 2005 ($.20/share)					2,000				2,000
Effect 2-for-1 stock split, July 1, 2005	41,004,528	41,005	(41,005)						-
Issuance of stock for acquisition of mining property, July 27, 2005 ($.15/share)	10,261,317	10,261	1,528,936						1,539,197
Issuance of stock for professional fees July 1 - September 30, 2005 ($.15/share)	600,000	600	89,400						90,000
Net loss for period				(97,476)					(97,476)
Balance, September 30, 2005	82,462,232	$82,462	$4,172,289	$(2,526,865)	$341,524	$(505)	$-	$-	$2,068,905

WESTERN SIERRA MINING CORP.
(An Exploration Stage Company)
(Formerly Global Decs Corp.)
Condensed Statements of Cash Flows
(Unaudited)

	For the Nine	For the Nine	From February 25,
	Months Ended	Months Ended	2003 (Inception)
	September 30,	September 30,	through Sept. 30,
	2005	2004	2005
Operating Activities:
Net loss	$(181,564)	$(1,177,846)	$(2,526,865)

Adjustments to reconcile net loss to net cash
useed in operating activities:
Depreciation and amortization	-	45,126	134,057
Issuance of shares to founders for organization costs	-	-	14,238
Issuance of shares for exploration, compensation and expenses	(144,239)	259,200	441,248
Issuance of shares for interest expense	-	-	33,206
Loss on disposal of assets	-	-	25,130
Amortization of deferred interest	-	237,370	261,232
(Increase) decrease in assets:
Other assets	4,375	-	(4,459)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	-	172,095	0

Total adjustments	(139,864)	713,791	904,652

Net cash used in operating activities	(321,428)	(464,055)	(1,622,213)

Investing Activities:
Purchases of property and equipment	-	(4,991)	(205,614)
Cash paid for plant development costs	118,119	(286,886)	(575,987)
Net cash used in investing activities	118,119	(291,877)	(781,601)

Financing Activities:
Issuance of stock for cash	198,345	414,815	1,902,012
Payments on borrowings	(55,000)	(18,520)	(115,749)
Proceeds from borrowings	-	370,416	619,886
Net cash provided by financing activities	143,345	766,711	2,406,149

Net increase in cash and cash equivalents	(59,964)	10,779	2,335

Cash and cash equivalents at beginning of period	62,299	3,011	-

Cash and cash equivalents at end of period	$2,335	$13,790	$2,335

Supplemental cash flow information:
Cash paid during the period for interest	$-	$2,008	4,814

Cash paid during the period for income taxes	$-	$-	0

Noncash investing and financing activities:
Acquisition of vehicles and equipment by issuance of stock	$-	$20,848	$124,297
Acquisition of mining property by issuance of stock	$1,539,198	$-	$1,539,198
Note issued for acquisition of equipment	$-	$-	$9,000
Issuance of stock for deferred interest	$-	$-	$229,000

WESTERN SIERRA MINING CORP.
AN EXPLORATION STAGE COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

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
SEPTEMBER 30, 2005

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

Depletion of mining improvements will be computed using the units of production method. The Company has made no provision for depletion for the period from February 25, 2003 (inception) to September 30, 2005 as production had not commenced.

Provision is made for depreciation of office furniture fixtures and equipment, machinery and equipment, and building. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets which are 5 to 10 years.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company reviews its long-lived assets for impairments. Impairment losses on long-lived assets are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses then are measured by comparing the fair value

WESTERN SIERRA MINING CORP.
AN EXPLORATION STAGE COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

of assets to their carrying amounts. The Company recognized no impairment loss at September 30, 2005.

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
SEPTEMBER 30, 2005

and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Environmental Remediation Costs

Environmental remediation costs are accrued based on estimates of known environmental remediation exposure. Such accruals are recorded even if significant uncertainties exist over the ultimate cost of the remediation. It is reasonably possible that the Company's estimates of reclamation liabilities, if any, could change as a result of changes in regulations, extent of environmental remediation required, means of reclamation or cost estimates. Ongoing environmental compliance costs, including maintenance and monitoring costs, are expensed as incurred. There were no environmental remediation costs accrued at September 30, 2005.

Advertising Costs

The Company’s policy regarding advertising costs are to expense them as they are incurred. The Company had not incurred any advertising costs during the year ended September 30, 2005.

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

NOTE 3 - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Through September 30, 2005, the Company had incurred cumulative losses of $2,526,865 and negative working capital of $106,706 as of September 30, 2005. The

WESTERN SIERRA MINING CORP.
AN EXPLORATION STAGE COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

Company’s successful transition from a development stage company to attaining profitable operations is dependent upon obtaining financing adequate to fulfill its exploration activities, development of its properties and achieving a level of revenues adequate to support the Company’s cost structure. Management’s plan of operations anticipates that the cash requirements for the next twelve months will be met by obtaining capital contributions through the sale of its common stock and cash flows from operations. There is no assurance that the company will be able to implement the plan.

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
SEPTEMBER 30, 2005

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
SEPTEMBER 30, 2005

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

NOTE 7 - Acquisition of Mining Property

On July 27, 2005, the Company entered into an agreement with ASDI, LLC, (“ASDI”), whereby the Company obtained the rights to mine barite and placer gold on certain mineral claims owned by ASDI located in Crescent Valley, Nevada, hereafter referred to as Mud Springs., in exchange for a total of 10,261,317 shares of the Company’s common stock valued at $.15 per share for a total of $1,539,137. Under the terms of the agreement, the Company will pay ASDI a royalty of $5.00 per tone for each ton of barite mined and delivered. The Company will also pay ASDI 25% of the net profits from production from all placer gold removed from the Mud Springs property. SFAS 123 specifies that this transaction be recorded on the Company’s books at the fair value of the consideration received or the fair value of the common stock issued, whichever is more reliably measured. It was determined that the Company’s stock, based on recent sales and market activity, was more reliably measured as of the date of the acquisition than the consideration received.

WESTERN SIERRA MINING CORP.
AN EXPLORATION STAGE COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

NOTE 8 - Mining, Milling and Other Property and Equipment

Property and equipment at December 31, consists of the following:

	2003	2004
Mining equipment	$45,848	$49,339
Shop tools and equipment	49,298	49,298
Office equipment	3,597	3,597
Vehicles	111,054	77,502
Airplane	108,250	-
Picacho plant development costs	366,316	694,106
	684,363	873,842
Less: Accumulated depreciation	(33,040)	(68,620)

	$651,323	$805,222

NOTE 9 - Related Parties

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
SEPTEMBER 30, 2005

During 2004, we received a total of $286,928 in loan proceeds from two shareholders. The loans bear no interest and are payable January 1, 2010.

NOTE 10 - Notes Payable

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
SEPTEMBER 30, 2005

NOTE 11 - Income Taxes

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

Results of Operations

The Picacho Joint Venture

In November 2003, Black Mountain our 100% owned Mexican subsidiary, entered into a joint venture agreement with Minera La Escuadra S.A. De C.V. whereby Black Mountain Mining was granted the exclusive right to process and market minerals from approximately 35,000 tons of ore previously extracted from a mining property owned by Minera La Escuadra called the El Picacho. We will split the expenses and the profits (if any) 50%/50% the Minera La Escuadra (Escuadra). Our responsibility to the J-V is to construct a free gold recovery circuit and operate this recovery plant in conjunction with the on-going operation of the Picacho mine. We have spent a total of $694,106 in plant development costs as of September 30, 2005.

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

Mud Springs

On July 27, 2005, the Company entered into an agreement with ASDI, LLC, (“ASDI”), whereby the Company obtained the rights to mine barite and placer gold on certain mineral claims owned by ASDI located in Crescent Valley, Nevada, hereafter referred to as Mud Springs., in exchange for a total of 10,261,317 shares of the Company’s common stock valued at $.15 per share for a total of $1,539,137. Under the terms of the agreement, the Company will pay ASDI a royalty of $5.00 per tone for each ton of barite mined and delivered. The Company will also pay ASDI 25% of the net profits from production from all placer gold removed from the Mud Springs property.

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

Revenues.

We generated no revenues from mining operations during the quarter ended September 30, 2005.

Net Income (Loss)

     Our net loss for the three months ended September 30, 2005 was $97,476 of which $90,000 was non-cash related resulting in a cash cost of $7,476. Our net loss for the three months ended September 30, 2004 was $288,130 of which $61,222 was non-cash related resulting in a cash cost of $226,908.

As of September 30, 2005, we had negative working capital of approximately $106,706.

     There is no assurance whatsoever that we will generate any operating revenues during the fourth quarter of 2005 or that any of our proposed plans to raise capital and otherwise fund operations will prove successful. Our inability to obtain sufficient funding will delay our planned operations or, possibly, force us to go out of business.

General and Administrative Expenses

     During the quarter ended September 30, 2005 we expended $97,476 down 57% from the same quarter of the previous year total of $226,908 for general and administrative costs.

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

There are a number of risks and uncertainties that could cause actual results to differ materially from those set forth in, contemplated by or underlying the forward-looking statements contained in this report. These risks include, but are not limited to, dependence on a single mining project, our need for financing, potential delays in development of the Pirita project, imprecision of estimates, uncertainty of government subsidies, volatility of gold prices, currency fluctuations, international political instability, our significant indebtedness, risks associated with mining activities, risks of development in foreign countries, environmental and other laws and regulations, competition, our reliance upon key executives. Each of these risks and certain other uncertainties are discussed in more detail in our Annual Report on Form 10-KSB for the year ended December 31, 2004. There may also be other factors, including those discussed elsewhere in the report that may cause our actual results to differ materially from the forward-looking statements. Any forward-looking statements made by or on our behalf should be considered in light of these factors.

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

PART II. OTHER INFORMATION

ITEM 5. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no maters submitted to a vote of the security holders during the quarter ending September 30, 2005.

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

                                                                                                   WESTERN SIERRA MINING CORP.

                                                                                                               By: /s/ Michael M. Chaffee
                                                                                                                     Michael M. Chaffee
                                                                                                                     President and Chief Executive Officer

                                                                                                                     Dated: September 4, 2008