Form 10-K
period 2005-12-31
WESTERN SIERRA MINING CORP
filed 2008-09-24
CIK 42050

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-K
________________

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
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

Shares of Common Stock, par value $.001
(Title of class)

     The issuer has (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day: Yes X No

     Disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ X ]

Revenues from continuing operations for the year ended December 31, 2005 were $-0-.

     The aggregate market value of voting common stock held by non affiliates was $3,462,567 on December 31, 2005 based on the price at which the stock was sold or the average bid and ask price of such stock on that day. As of December 31, 2005, 100,219,021 shares of the issuer's common stock, par value $.001, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the Registrant’s definitive proxy statement pursuant to Regulation 14A of Securities Exchange Act of 1934 in connection with a special meeting of the Stockholders RE a reverse split of the Registrants outstanding shares and the change of name of the Registrant and acquisition of a private mining company as reported on Form 8K incorporated by reference into Part III of this Form 10-K.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

		WESTERN SIERRA MINING CORP.
		TABLE OF CONTENTS
		FORM 10-K ANNUAL REPORT
		FOR THE YEAR ENDED DECEMBER 31, 2005

Item			Page

PART I

Item #
1	.	Description of Business	1
1	A.	Risk Factors	5
2	.	Description of Property	7
3	.	Legal Proceedings	7
4	.	Submission of Matters to a Vote of Security Holders	8

PART II

5	.	Market for Common Equity and Related Stockholder Matters	8
7	.	Management’s Discussion and Analysis of Financial
		Condition and Results of Operations	8
8	.	Financial Statements	16
9	.	Changes in and Disagreements with Accountants on Accounting
		and Financial Disclosure	27
9	A.	Controls and Procedures

PART III

10	.	Directors, Executive Officers, and Corporate Governance	28
11	.	Executive Compensation	28
12	.	Security Ownership of Certain Beneficial Owners and Management	29
13	.	Certain Relationships and Related Transactions	29
14	.	Principal Accounting Fees and Services
15	.	Exhibits, Financial Statement Schedules	30
Signatures			31

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

The Company

     The Company was incorporated under the laws of the State of Utah on August 19, 1907 as The Gold Chain Mining Company. On September 28, 2001 the Company changed its name to Global DECS Corp. On December 4, 2003, the Company acquired Western Sierra, Inc., a private mining company and changed its name to Western Sierra Mining Corp. The Company began as a mineral resource company, whose common stock reported to and was listed on the Intermountain Stock Exchange from 1908 until that exchange closed in 1985. Following the passage of the Securities Act of 1933, as amended (the "1933 Act"), and the Securities Exchange Act of 1934, as amended (the "1934 Act"), the Company also was a reporting company to the SEC under the 1934 Act. We are currently listed with the National Quotation Bureau under the trading symbol WSRA.

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

     Any securities which the Company acquired in exchange for its Common Stock are "restricted securities" within the meaning of the Securities Act of 1933, as amended (the "Act"). If the Company elects to resell such securities, such sale cannot proceed unless a registration statement has been declared effective by the Securities and Exchange Commission or an exemption from registration is available. Section 4(1) of the Act, which exempts sales of securities not involving a distribution, would in all likelihood be available to permit a private sale. Although the plan of operation does not contemplate resale of securities acquired, if such a sale were to be necessary, the Company would be required to comply with the provisions of the Act to affect such resale.

     With the acquisition of Western Sierra Inc., we are again in the business of acquiring, developing and mining mineral properties. Our primary focus is on acquiring mining properties and reserves in the western United States and we have therefore decided to postpone the start of operations at Picacho in Sonora Mexico in order to focus our limited resources on development of our recent acquisition at Mud Springs and on the acquisition of additional mineral reserves and mines. We will continue to look at other potential placer mining properties which could be found by the Company to be operated commercially to the benefit of our shareholders. (see Item 6, Results of Operations)

Mud Springs

In keeping with the Company’s stated plan of operations to focus on acquiring mining properties and reserves in the western United States on July 27, 2005, the Company entered into an agreement with ASDI, LLC, (“ASDI”), whereby the Company obtained the rights to mine barite and placer gold on certain mineral claims owned by ASDI located in Crescent Valley, Nevada, hereafter referred to as Mud Springs., in exchange for a total of 10,261,317 shares of the Company’s common stock valued at $..075 per share for a total of $1,539,197. Under the terms of the agreement, the Company will pay ASDI a royalty of $5.00 per tone for each ton of barite mined and delivered. The Company will also pay ASDI 25% of the net profits from production from all placer gold removed from the Mud Springs property.

Mud Springs is located at Battle Mountain, Nevada. Battle Mountain was the center for the production of silver during the mid to late 1800’s. During the late 1800’s and early 1900’s some smaller amounts of gold were mined as the silver producers left the area. With the discovery of “invisible” gold Battle Mountain became a major producer of gold in the U.S. by 1950. In the 1960’s the Carlin Trend was discovered with equal amounts of gold and the area became the largest producer of gold in the U.S. The U.S. ranks third in the world for gold production and 85% of that comes from Nevada and Battle Mountain. The Battle Mountain trend was developed primarily by Newmont Mining and the Carlin Trend by Placer Dome Mining. They each produce well in excess of 1,000,000 ounces gold per year from each of their locations. There are fifty large producing mines that lie on a line that extends from Idaho to Nevada in a south easterly direction passing through Battle Mountain. Mud Springs lies on this line adjacent to the Placer Dome property and across the valley from Newmont. It is approximately 1000 acres and is un-patented land with the concession owned by ASDI Corp. ASDI is a private mining corporation owned by the president of New Gold (NGLD). New Gold is developing a large project (Relief Canyon) and holds several other claim sites in the area.

The drill data from the Mud Springs property indicates gold values consistent with the area, a large low grade deposit. No data is available on the grade of placer on the property, but it has previously been mined for placer and shows good geological indications of the presents of gold in the alluvial fan associated with the property. The industrial mineral barite is also present on the property. This high-grade ore is used primarily in the production of a high density mud used in the oil fields to pack the drill holes. The three largest users, Hughes, Schlumberger and Halliburton all have rail sidings at Battle Mountain.

We have started the permitting process to implement a 1000 ton per day mining operation. The property has been previously mined for barite and placer, certain portions of the permitting process will be significantly simplified. The plan of operation calls for first clearing two plateau’s setting a high bench and exposing the larger barite veins. The clearing process will produce some 50,000 tons of barite ore ready for sale. The objective of the clearing process besides preparing the first shipment is to expose the vein structure and blocking out the production schedule for 2006. Under a separate notice with BLM we will perform limited sampling of the lower alluvial fan areas for placer gold. This work could start in mid September. The conservative bottom line is that 4 million tons of barite at $5 per ton, net-net, is 20 million dollars over the life of the project which at 1,000 tons per day is 10 years. Notwithstanding the upside potential of the placer deposits, the barite alone will carry the company into next ten years and instantly stabilize the negative cash flow while providing the impetus to build a solid mining company.

The Picacho Joint Venture

     We have a contract with Minera La Escuadra, S.A. DE C.V. to process 30,000 tons of mine dumps located in the Picacho mine. We will split the expenses and the profits (if any) 50%/50% the Minera La Escuadra.. Our responsibility to the joint venture is to construct a free gold recovery circuit and operate this recovery plant in conjunction with the on-going operation of the Picacho mine. The Picacho mine has been in production for many years. We continue to believe that the addition of the recovery circuit constructed by our Company will enhance the overall recovery of the Picacho operation and so will be a valuable benefit to both parties. To date we have spent approximately $844,220 on the construction of the processing facility. The completed plant may be viewed at our web site at westernsierramining.com. The start of operations has been postponed due to our recent acquisition of the Mud Springs barite/gold property. We will continue to evaluate the Picacho joint venture with a view to obtaining additional funding and insuring sufficient raw materials for a commercial operation.

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

Administrative Offices

     The Company currently maintains its executive offices at 2750 Cisco Drive South, Lake Havasu City, Arizona, 86403. Rental is on a month-to-month basis.

Employees

     The Company is an exploration stage company and currently has no full time employees. The Company currently uses consultants, attorneys and accountants on an as needed basis. We expect to be in a position during the operating year 2006 to hire full time people. We may also enter into long-term contracts with key management persons, but that will depend upon the outcome of the current processing contract work at the Picacho mine and moving forward at Mud Springs. See "Executive Compensation" and under "Certain Relationships and Related Transactions."

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

4. Lack of Operating History. Although the Company was formed in 1907, it has never had significant operations and should be considered an exploration stage company. Due to the special risks inherent in the investigation, acquisition, or involvement in its current or new business opportunity, the Company must be regarded as a new or start-up venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

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

ITEM 2. DESCRIPTION OF PROPERTY.

     The Company has no property. The Company does maintain one administrative office at 2750 Cisco Drive South, Lake Havasu City, Arizona on a “month to month” rental basis.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company’s stock is listed with the National Quotation Bureau under the trading symbol WSRM. Such securities are currently held of record by a total of approximately 1175 persons. As of December 31, 2005, there are 100,219,021 shares issued and outstanding.

     No dividends have been declared or paid on the Company's securities, and it is not anticipated that any dividends will be declared or paid in the foreseeable future.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement on Forward-Looking Statements

     Some information contained in or incorporated by reference into this report on Form 10-KSB may contain "forward-looking statements," as defined in Section 21 E of the Securities and Exchange Act of 1934. These statements include comments regarding exploration and mine development and construction plans, costs, grade, production and recovery rates, permitting, financing needs, the availability of financing on acceptable terms or other sources of funding, and the timing of additional tests, feasibility studies and environmental permitting. The use of any of the words: "anticipate," "continue," "estimate," "expect," "may," "will, "project," "should," "believe" and similar expressions are intended to identify uncertainties. We believe the expectations reflected in those forward-looking statements are reasonable. However, we cannot assure you that these expectations will prove to be correct. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of the risk factors set forth below and other factors set forth in, including the section "Issues and Uncertainties" below, or incorporated by reference into, this report:

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

Results of Operations

Revenues.

      We generated no revenues from mining operations during the fiscal year ended December 31, 2005.

Costs and Expenses.

      We have expended a total of $909,074 for costs and expenses during the period ended December 31, 2005.

     In accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," we review our long-lived assets for impairments. Impairment losses on long-lived assets are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable impairment losses then are measured by comparing the fair value of assets to their carrying amounts. No impairment loss was recognized at December 31, 2005.

      Stock based exploration costs totaled $800,680 during the year ended December 31, 2005.

Net Income.

      Our net loss for the period year ended December 31, 2005 was $909,074.

     As of December 31, 2005, we had negative working capital of approximately $121,777. To the extent that cash flow is unavailable, management intends to raise all necessary capital through private financing and/or the sale of our securities.

     During the year ended December 31, 2005, we obtained $202,736 from the issuance of common stock. All of our planned activities are dependent upon our ability to obtain adequate financing. Financing, is being sought through private loans and the sale of equity.

     There is no assurance whatsoever that we will generate any operating revenues during the fiscal year ending December 31, 2006 or that any of our proposed plans to raise capital and otherwise fund operations will prove successful. Our inability to obtain sufficient funding will delay our planned operations or, possibly, force us to go out of business.

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

     In accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," we review our long-lived assets for impairments. Impairment losses on long-lived assets are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses then are measured by comparing the fair value of assets to their carrying amounts. During the period ended December 31, 2005, we performed a review of our mine and mill improvements and determined that no impairment loss should be recognized. Accordingly, no impairment loss was recognized in 2005.

     Environmental remediation costs are accrued based on estimates of known environmental remediation exposure. Such accruals are recorded even if significant uncertainties exist over the ultimate cost of the remediation. It is reasonably possible that our estimates of reclamation liabilities, if any, could change as a result of changes in regulations, extent of environmental remediation required, means of reclamation or cost estimates. Ongoing environmental compliance costs, including maintenance and monitoring costs, are expensed as incurred. There were no environmental remediation costs accrued at December 31, 2005.

        ISSUES AND UNCERTAINTIES

       The following issues and uncertainties, among others, should be considered in evaluating our financial outlook.

     We are an exploration company and have not generated any operating revenues. If we are unable to commercially develop or sell our mineral properties, we will not be able to generate profits and our business may fail.

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

     Our ability, on a going-forward basis, to discover viable mineral reserves is subject to numerous factors, most of which are beyond our control and are not predictable.

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

     At present we do not have liability insurance coverage in place. We are currently seeking to obtain such insurance and hope to have it soon. If we are unable to obtain adequate insurance and/or prior to insurance taking effect, someone is injured on our property and we are determined to be liable, our financial condition could be materially and adversely affected.

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

     There are uncertainties as to title matters in the mining industry. We believe that we have good title to our properties; however, defects in such title could have a material adverse effect on us We have investigated our rights to explore, exploit and develop our various properties in manners consistent with industry practice and, to the best of our knowledge, those rights are in good standing. However, we cannot assure that the title to or our rights of ownership of our concessions will not be challenged or impugned by third parties or governmental agencies. In addition, there can be no assurance that the properties in which we have an interest are not subject to prior unregistered agreements, transfers or claims and title may be affected by undetected defects. Any such defects could have a material adverse effect on us.

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

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounts for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for financial statements for the year ended December 31, 2003. SFAS No. 148 did not have a material impact on our consolidated financial statements, as the adoption of this standard does not require us to change, and we do not plan to change, to the fair value based method of accounting for stock-based compensation

     The Company is in the exploration stage and has had no significant operations as of the end of our fiscal year.

Results of Operations

     During the period from February 25, 2003 (inception) through December 31, 2005, the Company has accumulated a deficit of $3,254,375. During this period, the Company has engaged in no significant operations other than organizational activities, acquisition of capital, compliance with its periodical reporting requirements, limited mineral and mining properties acquisitions, and recent efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

     For the fiscal year ending December 31, 2005, the Company incurred a loss as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates.

Plan of Operations and Need for Additional Financing

     During the fiscal year ending December 31, 2005, the Company continued with efforts to seek, investigate, and, if warranted, acquire one or more properties or businesses. The Company also plans to file all required periodical reports and to maintain its status as a fully-reporting Company under the Securities Exchange Act of 1934. In order to proceed with its plans for the next year, it is anticipated that the Company will require additional capital in order to meet its cash needs. These include the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended, as well as any costs the Company may have incurred in developing the current business plan.

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

MOORE & ASSOCIATES, CHARTERED

ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Western Sierra Mining Corp.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Western Sierra Mining Corp. (An Exploration Stage Company) as of December 31, 2005 and December 31, 2004, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2005 and December 31, 2004 and since inception on February 25, 2003 through December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Western Sierra Mining Corp. (An Exploration Stage Company) as of December 31, 2005 and December 31, 2004, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2005 and December 31, 2004 and since inception on February 25, 2003 through December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred cumulative losses of $3,254,375 and a negative working capital of $121,777, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered
Las Vegas, Nevada
September 19, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

WESTERN SIERRA MINING CORP.
(An Exploration Stage Company)
Balance Sheets

ASSETS
	December 31,	December 31,
	2005	2004
CURRENT ASSETS
Cash and cash equivalents	$395	$62,299
Other assets	1,652	8,834
Total current assets	2,047	71,133

PROPERTY AND EQUIPMENT, net	923,973	805,222

MINING PROPERTY	1,539,197	-

Total Assets	$2,465,217	$876,355

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$10,324	$-
Accrued expenses	-	-
Loans from shareholders	113,500	168,500
Current maturities of notes payable	-	-
Total current liabilities	123,824	168,500

LONG-TERM NOTES PAYABLE - RELATED PARTY	286,928	286,928

TOTAL LIABILITIES	410,752	455,428

STOCKHOLDERS' EQUITY
Common stock - par value $.001
200,000,000 shares authorized; 100,219,021 and
61,192,774 shares issued and outstanding respectively	100,219	61,192
Paid-in capital	5,209,126	2,564,362
Shares to be issued	-	141,179
Shares to be cancelled	(505)	(505)
Deficit accumulated during the exploration stage	(3,254,375)	(2,345,301)
Total stockholders' equity	2,054,465	420,927

Total Liabilities and Stockholders' Equity	$2,465,217	$876,355

The accompanying notes are an integral part of these financial statements.

WESTERN SIERRA MINING CORP.
(An Exploration Stage Company)
Statements of Operations

			From February 25,
	For the Year	For the Year	2003 (Inception)
	Ended Dec. 31,	Ended Dec. 31,	through Dec. 31,
	2005	2004	2005

REVENUES	$-	$-	$-

OPERATING COSTS AND EXPENSES
Compensation	61,282	424,503	980,734
Employee expenses	-	13,749	44,082
Professional fees	613,258	350,045	963,303
Exploration expenses	174,247	88,652	416,209
Legal and professional	-	49,729	96,326
Vehicle and equipment expenses	4,033	19,263	66,579
Rent	-	15,241	35,589
Insurance	-	11,128	19,753
Licenses,permits, fees	-	2,995	32,847
Depreciation	37,693	56,916	127,649
Office expenses	12,521	23,320	53,553
Reporting company expenses	6,040	-	6,040
Supplies	-	-	29,064
Organization expenses	-	-	14,181

Total Expenses	909,074	1,055,541	2,885,909

Operating Loss	(909,074)	(1,055,541)	(2,885,909)

OTHER INCOME (EXPENSES)
Loss on disposal of assets	-	(25,130)	(25,130)
Interest income	-	-	18
Interest expense	-	(265,849)	(343,354)

Income before income taxes	(909,074)	(1,346,520)	(3,254,375)

Provision for income taxes	-	-	-

NET INCOME (LOSS)	(909,074)	(1,346,520)	$(3,254,375)

Earnings Per Share (see Note 2):
Basic and diluted weighted average number of common
stock outstanding	80,705,898	55,381,820

Basic and diluted net loss per share	$(0.01)	$(0.02)

The accompanying notes are an integral part of these financial statements.

WESTERN SIERRA MINING CORP.
(An Exploration Stage Company)
Statements of Stockholders' Equity

				Deficit
				Accumulated
				During the	Stock	Stock
	Common Stock		Paid-in	Exploration	To be	To be	Subscription	Deferred
	Shares	Amount	Capital	Stage	Issued	Cancelled	Receivable	Interest	Total
Issuance of stock to founders, February 15, 2003 ($.001/share)	28,476,200	$28,476	$(14,238)						$14,238
Issuance of stock for cash, February 15-December 31, 2003 ($.10/share)	8,432,330	8,432	$834,802				$(29,400)		813,834
Issuance of stock for vehicles and equipment, September 15, 2003 ($.10/share)	1,034,330	1,034	102,399						103,433
Issuance of stock for interest, October 1, 2003 ($.10/share)	332,060	332	32,874						33,206
Issuance of stock for services and expenses, November 1, 2003 ($.20/share)	1,725,080	1,726	170,782						172,508
Stock to be issued for cash received, November 1, 2003 ($.10/share)					$129,500				129,500
Reverse acquisition of Western Sierra, Inc., December 1, 2003	5,059,370	5,060	(5,060)						-
Cash received for subscriptions, December 2, 2003 ($.10/share)	1,295,000	1,294	128,206		(129,500)				-
Issuance of stock for cash, December 5, 2003 ($.10/share)	163,160	162	16,154						16,316
Issuance of stock for deferred interest, December 31, 2003 ($.10/share)	3,053,334	3,054	302,279					$(305,333)	-
Amortization of deferred interest								44,101	44,101
Net loss for period				$(998,781)					(998,781)
Balance, December 31, 2003	49,570,864	$49,570	$1,568,198	$(998,781)	$-	$-	$(29,400)	$(261,232)	$328,355
Issuance of stock for cash, January 1 - December 31, 2004 ($.10/share)	7,685,416	7,686	736,331						744,017
Issuance of stock for materials and equipment, June 30, 2004 ($.10/share)	208,480	208	20,656						20,864
Issuance of stock for compensation and consulting, June 30, 2004 ($.10/share)	2,718,000	2,718	269,082		141,179				412,979
Issuance of replacement shares, December 31, 2004	1,010,014	1,010	(505)			(505)			-
Write off uncollectible subscription receivable, December 31, 2004			(29,400)				29,400		-
Amortization of deferred interest								261,232	261,232
Net loss for period				(1,346,520)					(1,346,520)
Balance, December 31, 2004	61,192,774	$61,192	$2,564,362	$(2,345,301)	$141,179	$(505)	$-	$-	$420,927
Issuance of stock for cash, January 1 - July 7, 2005 ($ 11/share)	293,648	296	30,687						30,983
Issuance of stock for acquisition of mining property, July 7, 2005 ($.08/share)	20,522,634	20,522	1,518,675						1,539,197
Effect 2-for-1 stock split, July 7, 2005	-	-	-						-
Issuance of stock for cash, July 8 - December 31, 2005 ($.21/share)	785,625	785	170,968						171,753
Issuance of stock for professional fees, September 30, 2005 ($.15/share)	4,050,000	4,050	603,450						607,500
Issuance of stock for exploration costs, October 15, 2005 ($.025/share)	10,030,755	10,031	240,738		(105,884)				144,885
Issuance of stock for compensation, December 31, 2005 ($.025/share)	3,343,585	3,343	80,246		(35,295)				48,294
Net loss for period				(909,074)					(909,074)
Balance, December 31, 2005	100,219,021	$100,219	$5,209,126	$(3,254,375)	$-	$(505)	$-	$-	$2,054,465

The accompanying notes are an integral part of these financial statements.

WESTERN SIERRA MINING CORP.
(An Exploration Stage Company)
Statements of Cash Flows

			From February 25,
	For the Year	For the Year	2003 (Inception)
	Ended Dec. 31,	Ended Dec. 31,	through Dec. 31,
	2005	2004	2005
Operating Activities:
Net loss	$(909,074)	$(1,346,520)	$(3,254,375)

Adjustments to reconcile net loss to net cash
useed in operating activities:
Depreciation and amortization	37,693	56,916	171,750
Issuance of shares to founders for organization costs	-	-	14,238
Issuance of shares for exploration, compensation and expenses	800,680	412,979	1,386,167
Issuance of shares for interest expense	-	-	33,206
Loss on disposal of assets	-	25,130	25,130
Amortization of deferred interest	-	261,232	261,232
(Increase) decrease in assets:
Other assets	7,181	(3,482)	(1,653)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	10,324	(93,580)	10,324

Total adjustments	855,878	659,195	1,900,394

Net cash used in operating activities	(53,196)	(687,325)	(1,353,981)

Investing Activities:
Purchases of property and equipment	(6,330)	-	(211,944)
Cash paid for plant development costs	(150,114)	(327,790)	(844,220)
Net cash used in investing activities	(156,444)	(327,790)	(1,056,164)

Financing Activities:
Issuance of stock for cash	202,736	744,017	1,906,403
Payments on borrowings	(55,000)	(60,500)	(115,749)
Proceeds from borrowings	-	390,886	619,886
Net cash used in financing activities	147,736	1,074,403	2,410,540

Net increase in cash and cash equivalents	(61,904)	59,288	395

Cash and cash equivalents at beginning of period	62,299	3,011	-

Cash and cash equivalents at end of period	$395	$62,299	$395

Supplemental cash flow information:
Cash paid during the period for interest	$-	$4,617	$4,814

Cash paid during the period for income taxes	$-	$-	$-

Noncash investing and financing activities:
Acquisition of vehicles and equipment by issuance of stock	$-	$20,864	$124,297
Acquisition of mining property by issuance of stock	$1,539,197	$-	$1,539,197
Note issued for acquisition of equipment	$-	$-	$9,000
Issuance of stock for deferred interest	$-	$-	$229,000

The accompanying notes are an integral part of these financial statements.

WESTERN SIERRA MINING CORP.
AN EXPLORATION STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005

NOTE 1 - Organization and Basis of Presentation

Western Sierra Mining Corp. ("Western Sierra", "the Company", "we" or "us")(formerly Global Decs Corp.) was formed in 1907 in the State of Utah to engage in gold and other precious mineral exploration and mining. The Company is in the exploration stage.

On December 1, 2003 we entered into a Share Exchange Agreement with Western Sierra, Inc., whereby Western Sierra, Inc. became a wholly owned subsidiary of Western Sierra Mining Corp. The agreement provided for the exchange of 40,000,000 shares of the Company's common stock for 8,000,000 shares or 100% of the outstanding common stock of Western Sierra, Inc. The shareholders of Western Sierra, Inc. owned approximately 90% of the stock of Western Sierra Mining Corp. after consummation of the transaction. Western Sierra, Inc. was subsequently dissolved and all operations transferred into Western Sierra Mining Corp.

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

Depletion of mining improvements will be computed using the units of production method. The Company has made no provision for depletion for the period from February 25, 2003 (inception) to December 31, 2005 as production had not commenced.

WESTERN SIERRA MINING CORP.
AN EXPLORATION STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005

Provision is made for depreciation of office furniture fixtures and equipment, machinery and equipment, and building. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets which are 5 to 10 years.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company reviews its long-lived assets for impairments. Impairment losses on long-lived assets are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses then are measured by comparing the fair value of assets to their carrying amounts. The Company recognized no impairment loss at December 31, 2005.

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
AN EXPLORATION STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005

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

Environmental Remediation Costs

Environmental remediation costs are accrued based on estimates of known environmental remediation exposure. Such accruals are recorded even if significant uncertainties exist over the ultimate cost of the remediation. It is reasonably possible that the Company's estimates of reclamation liabilities, if any, could change as a result of changes in regulations, extent of environmental remediation required, means of reclamation or cost estimates. Ongoing environmental compliance costs, including maintenance and monitoring costs, are expensed as incurred. There were no environmental remediation costs accrued at December 31, 2005.

Advertising Costs

The Company’s policy regarding advertising costs are to expense them as they are incurred. The Company has not incurred any advertising costs during the year ended December 31, 2005.

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

NOTE 3 - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Through December 31, 2005, the Company had incurred cumulative losses of $3,254,375 and negative working capital of $121,777 as of December 31, 2005. The Company’s successful transition from a development stage company to attaining profitable operations is dependent upon obtaining financing adequate to fulfill its exploration activities, development of its properties and achieving a level of revenues adequate to support the Company’s cost structure. Management’s plan of operations anticipates that the cash requirements for the next twelve months will be met by obtaining capital contributions through the sale of its common stock and cash flows from operations. There is no assurance that the company will be able to implement the plan.

WESTERN SIERRA MINING CORP.
AN EXPLORATION STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005

NOTE 4 - Stockholders’ Equity

At various stages in the Company’s development we have issued shares of common stock, valued at fair market value, for services or assets with a corresponding charge to operations or property and equipment. In accordance with SFAS 123, these transactions, except for stock issued to employees, have been recorded on the Company’s books at the fair value of the consideration received or the fair value of the common stock issued, whichever is more reliably measured. The following equity transactions were recorded:

2003:

We issued 5,695,240 shares to founders for organization costs totaling $14,239.
We issued 1,686,466 shares for cash consideration totaling $843,233 of which $29,400 was subscribed but not paid as of December 31, 2003.
We issued 206,866 shares for purchase of vehicles and equipment totaling $103,433. We issued 345,016 shares for employee compensation and expenses totaling $172,508.
On March 12, 2003 two individuals advanced us a total of $100,183. These advances were converted to common stock on August 30, 2003 at a rate of one share for each $1.00 advanced to us for a total of 200,366 shares. We also issued an additional 66,412 shares in payment of interest on the advances valued at $33,206.

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

We received cash of $129,500 for 259,000 shares to be issued as of December 31, 2003.

2004:

We issued 7,685,416 shares for cash consideration totaling $708,017.
We issued 208,480 shares for purchase of equipment and materials totaling $20,864. We issued 2,718,000 shares for employee compensation totaling $271,800.

2005:

We issued 1,864,898 shares for cash totaling $202,736.
We issued 20,522,634 shares for purchase of a mining property totaling $1,539,197. We issued 8,100,000 shares for professional fees totaling $607,500.
We issued 20,061,510 shares for exploration costs totaling $250,769.
We issued 6,687,170 shares for employee compensation totaling $83,589. On July 7, 2005, the Company authorized a 2-for-1 stock split.

The value of shares, other than shares issued as founder’s shares, is based on the most recent market price as of the transaction date.

On December 31, 2005, the shareholders elected to increase the authorized common shares from 100,000,000 to 200,000,000.

WESTERN SIERRA MINING CORP.

AN EXPLORATION STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005

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

NOTE 7 - Acquisition of Mining Property

On July 27, 2005, the Company entered into an agreement with ASDI, LLC, (“ASDI”), whereby the Company obtained the rights to mine barite and placer gold on certain mineral claims owned by ASDI located in Crescent Valley, Nevada, hereafter referred to as Mud Springs., in exchange for a total of 20,522,634 shares of the Company’s common stock valued at $.075 per share for a total of $1,539,137. Under the terms of the agreement, the Company will pay ASDI a royalty of $5.00 per tone for each ton of barite mined and delivered. The Company will also pay ASDI 25% of the net profits from production from all placer gold removed from the Mud Springs property. SFAS 123 specifies that this transaction be recorded on the Company’s books at the fair value of the consideration received or the fair value of the common stock issued, whichever is more reliably measured. It was determined that the Company’s stock,

WESTERN SIERRA MINING CORP.
AN EXPLORATION STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005

based on recent sales and market activity, was more reliably measured as of the date of the acquisition than the consideration received.

NOTE 8 - Mining, Milling and Other Property and Equipment

Property and equipment at December 31, consists of the following:

	2003	2004	2005

Mining equipment	$45,848	$49,339	$55,037
Shop tools and equipment	49,298	49,298	49,298
Office equipment	3,597	3,597	3,597
Vehicles	111,054	77,502	78,134
Airplane	108,250	-	-
Picacho plant development costs	366,316	694,106	844,220
	684,363	873,842	1,030,286
Less: Accumulated depreciation	(33,040)	(68,620)	(106,313)

	$651,323	$805,222	$923,973

NOTE 9 - Related Parties

2003:

In June, 2003, the Company acquired an RV to be used as a field office from the Company’s Chairman and CEO in exchange for 15,000 shares of common stock and the assumption of $9,000 of debt payable to a bank. In November, 2003, the Company issued 38,000 shares of common stock to the Company’s Chairman and CEO for expenses of $19,000 which he incurred on behalf of the Company and 195,416 shares of common stock for services and expenses totaling $97,708.

In June, 2003, the Company issued 90,866 shares of common stock to a shareholder in exchange for equipment totaling $45,433.

In September, 2003, the Company issued 100,200 shares of common stock to a shareholder in exchange for vehicles and equipment amounting to $50,100

In November, 2003, the Company issued 110,000 shares of common stock to its officers and employees for services totaling $55,000.

WESTERN SIERRA MINING CORP.
AN EXPLORATION STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005

2004:

In July, 2004, the Company issued 288,000 shares of common stock to each of its directors in exchange for services totaling $271,800.

2005:

In December, 2005, the Company issued 26,748,680 shares of common stock to its officers and employees in exchange for services totaling $334,358. Also in December, 2005, the Company approved rolling two year employment contracts for the CEO and CFO at their current salary levels.

NOTE 10 - Notes Payable

	December 31,
	2003	2004	2005

Notes payable to shareholders, unsecured, due
October 23 - November 14, 2004, interest of
100% payable in shares of the Company’s
common stock	$229,000	$168,500	$113,500

Notes payable to two shareholders, unsecured,
due January 2, 2007, bearing no interest	-	286,928	286,928

Note payable to bank, collateralized by RV, 7%
interest rate, payable in monthly installments of
249, maturing December , 2006	8,751	-	-
	237,751	455,428	400,428
Less: Current portion	(232,000)	(168,500)	(113,500)

Long-Term Debt	$5,751	$286,298	$286,928

Maturities of long-term debt are as follows:

2010	286,298

Total	$286,298

During the period from October 23, to December 15, 2003, we received a total of $229,000 in loan proceeds from nine individuals. The loans are payable at maturity one year from the date of issuance. In lieu of interest, pursuant to the note agreements we agreed to issue 3,053,334 shares of common stock to the nine individuals at a rate of one share for each $..075 loaned to us. These shares, valued at $229,000, are considered interest on the loans. The interest expense will be recognized over the twelve month period corresponding to the due dates of the loans.

During 2004, we received a total of $286,298 in loan proceeds from two shareholders. The loans bear no interest and are payable January 2, 2010.

WESTERN SIERRA MINING CORP.
AN EXPLORATION STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005

NOTE 11 - Income Taxes

The Company has adopted FASB 109 to account for income taxes. The Company currently has no issue that creates timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty as to the utilization of net operating loss carry forwards, an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate. No provision for income taxes has been recorded due to the net operating loss carryforward of $3,254,000 as of December 31, 2005 that will be offset against further taxable income. No tax benefit has been reported in the financial statements.

Deferred tax assets and the valuation account as of December 31, 2004 and 2005 are as follows:

	2004	2005
Deferred tax asset:
Net operating loss carryforward	$938,000	$1,301,000
Valuation allowance	(938,000)	(1,301,000)
	$-	$-

The components of income tax expense are as follows:
	2004	2005
Current Federal Tax	$-	$-
Current State Tax	-	-
Change in NOL benefit	(539,000)	(363,000)
Change in allowance	$539,000	$363,000
	$-	$-

The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Codes are met. These losses are as follows:

		Expiration
Year of Loss	Amount	Date

2003	$999,000	2023
2004	1,346,000	2024
2005	909,000	2025

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Management

The directors and executive officers on December 31, 2005 were as follows:

Name	Age	Position(s) with the Company
Cline B. Johnson II	71	Director, Chairman
Michael M. Chaffee	62	President, Director, CEO
Cline B. Johnson III	36	Vice-President, Director, COO
Dennis Atkins	43	CFO, Director
Chris Holm	48	Outside Director
Bill Means	66	Outside Director
Scott Fishburn	46	Outside Director
Raymond Wright	62	Outside Director

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

ITEM 11. EXECUTIVE COMPENSATION.

     Officer or director compensation consisted of restricted stock from the Company. The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future. We have however, been able to compensate officers, directors and some part-time personal for out of pocket expenses incurred during this start-up period. We do plan to instigate a wage and salary program once the Company has entered into a production mode.

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

Name	Number of Shares Owned Beneficially	Percent of Class Owned

Cline B. Johnson II	5,753,000	5.7

Cline B. Johnson III	5,726,000	5.7

Dennis Atkins	7.150,000	7.2
Chris Holm	3.842,000	3.8
Bill Means	1,00,000	1.0
Michael M. Chaffee	7,405,000	7.4
Scott Fishburn	2,000	N/A
Raymond Wright	100,000	0.1

(1) All directors and officers as a group, 30.9%

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

There are no conflicts of interest.

     No member of management of the Company will receive any finders fee, either directly or indirectly, as a result of their respective efforts to implement the Company's business plan outlined herein.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     Moore & Associates, Chartered ("Moore"), are the Company's independent auditors that examined the financial statements of the Company for the fiscal year ended December 31, 2005. Moore has performed the following services and has been paid the following fees for these fiscal years.

Audit Fees

Moore & Associates, Chartered were paid audit fees totaling $4,500 for the year ended December 31,

2005.

Audit-Related Fees

     Moore was paid additional fees totaling $4,500 for the fiscal year ended December 31, 2005 for assurance and related services reasonably related to the performance of the quarterly reviews of the Company's financial statements.

Tax Fees

No tax fees have been billed or discussed.

Other Fees

     Moore & Associates, Chartered were paid no other fees for professional services during the fiscal year ended December 31, 2005.

Audit Committee Pre-Approval Policies

     The Board of Directors, which performs the equivalent functions of an audit committee, currently does not have any pre-approval policies or procedures concerning services performed by Moore & Associates, Chartered All the services performed by Moore & Associates, Chartered that are described above were pre-approved by the Board of Directors.

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

Dated: September 10, 2008

WESTERN SIERRA MINING CORP.

/s/ Michael M. Chaffee
Michael M. Chaffee,
President

/s/ Dennis E. Atkins
Dennis E. Atkins
Chief Financial Officer