Form 10QSB
period 2006-03-31
WESTERN SIERRA MINING CORP
filed 2008-09-26
CIK 42050

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2006

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

Shares of Common Stock, par value $.001
(Title of class)

     The issuer has (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day: Yes X No

On March 31, 2006 there were 109,069,021 outstanding shares of the registrant’s common stock.

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

     You should read the following un-audited interim consolidated financial statements and the accompanying notes together with our Annual Report of Form 10-KSB for the year ended December 31, 2005. Our 2005 Annual Report contains information that may be helpful in analyzing the financial information contained in this report and in comparing our results of operations for the three-month periods ending March 31, 2005 and March 31, 2006.

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

WESTERN SIERRA MINING CORP.
(An Exploration Stage Company)
Condensed Balance Sheets
(Unaudited)

ASSETS
	March 31,	December 31,
	2006	2005
CURRENT ASSETS
Cash and cash equivalents	$39,641	$395
Other assets	18,963	1,652
Total current assets	58,604	2,047

PROPERTY AND EQUIPMENT, net	916,860	923,973

MINING PROPERTY	1,539,197	1,539,197

Total Assets	$2,514,661	$2,465,217

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$-	$10,324
Accrued expenses	210,000	-
Loans from shareholders	113,500	113,500
Advances from shareholders	-	-
Current maturities of notes payable	-	-
Total current liabilities	323,500	123,824

LONG-TERM NOTES PAYABLE - RELATED PARTY	286,928	286,928

TOTAL LIABILITIES	610,428	410,752

STOCKHOLDERS' EQUITY
Common stock - par value $.001
200,000,000 shares authorized; 109,069,021
100,219,021 shares issued and outstanding respectively	109,069	100,219
Paid-in capital	5,387,652	5,209,126
Shares to be issued	-	-
Shares to be cancelled	(505)	(505)
Subscriptions receivable	-	-
Deficit accumulated during the exploration stage	(3,591,983)	(3,254,375)
Total stockholders' equity	1,904,233	2,054,465

Total Liabilities and Stockholders' Equity	$2,514,661	$2,465,217

WESTERN SIERRA MINING CORP.
(An Exploration Stage Company)
Condensed Statements of Operations
(Unaudited)

			From February 25,
	Three Months	Three Months	2003 (Inception)
	Ended March 31,	Ended March 31,	through March 31,
	2006	2005	2006

REVENUES	$-	$-	$-

OPERATING COSTS AND EXPENSES
Compensation	61,500	48,428	1,392,279
Employee expenses	-	-	44,082
Exploration expenses	251,000	2,565	1,043,296
Legal and professional	1,330	5,758	271,903
Travel	9,266	4,770	72,190
Equipment and vehicle expenses	287	2,186	66,866
Rent	4,000	1,700	39,589
Insurance	5,000	1,227	24,753
Licenses,permits, fees	125	-	32,972
Depreciation	-	-	127,649
Office expenses	4,896	4,208	58,449
Reporting company expenses	690	1,810	47,762
Supplies	-	-	29,064
Organization expenses	-	-	14,181

Total Expenses	338,094	72,652	3,265,035

Operating Loss	(338,094)	(72,652)	(3,265,035)

OTHER INCOME (EXPENSES)
Gain (Loss) on disposal of assets	486	-	(24,644)
Interest income	-	-	18
Interest expense	-	-	(343,354)

Income before income taxes	(337,608)	(72,652)	(3,633,015)

Provision for income taxes	-	-	-

NET INCOME (LOSS)	(337,608)	(72,652)	(3,633,015)

Earnings Per Share (see Note 2)
Basic and diluted weighted average number of common
stock outstanding	104,677,354	61,264,555

Basic and diluted net loss per share	$-	$-

WESTERN SIERRA MINING CORP.
(An Exploration Stage Company)
Condensed Statement of Stockholders' Equity
(Unaudited)
				Deficit
				Accumulated
				During the	Stock	Stock
	Common Stock		Paid-in	Exploration	To be	To be	Subscription	Deferred
	Shares	Amount	Capital	Stage	Issued	Cancelled	Receivable	Interest	Total
Issuance of stock to founders, February 15, 2003 ($.001/share)	28,476,200	$28,476	$(14,238)						$14,238
Issuance of stock for cash, February 15-December 31, 2003 ($.10/share)	8,432,330	8,432	$834,802				$(29,400)		813,834
Issuance of stock for vehicles and equipment, September 15, 2003 ($.10/share)	1,034,330	1,034	102,399						103,433
Issuance of stock for interest, October 1, 2003 ($.10/share)	332,060	332	32,874						33,206
Issuance of stock for services and expenses, November 1, 2003 ($.10/share)	1,725,080	1,726	170,782						172,508
Stock to be issued for cash received, November 1, 2003 ($.10/share)					$129,500				129,500
Reverse acquisition of Western Sierra, Inc., December 1, 2003	5,059,370	5,060	(5,060)						-
Cash received for subscriptions, December 2, 2003 ($.10/share)	1,295,000	1,294	128,206		(129,500)				-
Issuance of stock for cash, December 5, 2003 ($.10/share)	163,160	162	16,154						16,316
Issuance of stock for deferred interest, December 31, 2003 ($.10/share)	3,053,334	3,054	302,279					$(305,333)	-
Amortization of deferred interest								44,101	44,101
Net loss for period				$(998,781)					(998,781)
Balance, December 31, 2003	49,570,864	$49,570	$1,568,198	$(998,781)	$-	$-	$(29,400)	$(261,232)	$328,355
Issuance of stock for cash, January 1 - December 31, 2004 ($.10/share)	7,685,416	7,686	736,331						744,017
Issuance of stock for materials and equipment, June 30, 2004 ($.10/share)	208,480	208	20,656						20,864
Issuance of stock for compensation and consulting, June 30, 2004 ($.10/share)	2,718,000	2,718	269,082		141,179				412,979
Issuance of replacement shares, December 31, 2004	1,010,014	1,010	(505)			(505)			-
Write off uncollectible subscription receivable, December 31, 2004			(29,400)				29,400		-
Amortization of deferred interest								261,232	261,232
Net loss for period				(1,346,520)					(1,346,520)
Balance, December 31, 2004	61,192,774	$61,192	$2,564,362	$(2,345,301)	$141,179	$(505)	$-	$-	$420,927
Issuance of stock for cash, January 1 - July 7, 2005 ($ 11/share)	293,648	296	30,687						30,983
Issuance of stock for acquisition of mining property, July 7, 2005 ($.08/share)	20,522,634	20,522	1,518,675						1,539,197
Effect 2-for-1 stock split, July 7, 2005	-	-	-						-
Issuance of stock for cash, July 8 - December 31, 2005 ($.21/share)	785,625	785	170,968						171,753
Issuance of stock for professional fees, September 30, 2005 ($.15/share)	4,050,000	4,050	603,450						607,500
Issuance of stock for exploration costs, October 15, 2005 ($.025/share)	10,030,755	10,031	240,738		(105,884)				144,885
Issuance of stock for compensation, December 31, 2005 ($.025/share)	3,343,585	3,343	80,246		(35,295)				48,294
Net loss for period				(909,074)					(909,074)
Balance, December 31, 2005	100,219,021	$100,219	$5,209,126	$(3,254,375)	$-	$(505)	$-	$-	$2,054,465
Issuance of stock for cash, January 25, 2006 ($.02/share)	5,850,000	5,850	106,525						112,375
Issuance of stock for exploration costs, March 24, 2006 ($.02/share)	3,000,000	3,000	72,000						75,000
Net loss for period				(337,608)					(337,608)
Balance, March 31, 2006	109,069,021	$109,069	$5,387,651	$(3,591,983)	$-	$(505)	$-	$-	$1,904,232

WESTERN SIERRA MINING CORP.
(An Exploration Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Three	For the Three	From February 25,
	Months Ended	Months Ended	2003 (Inception)
	March 31,	March 31,	through March 31,
	2006	2005	2006
Operating Activities
Net loss	$(337,608)	$(72,652)	$(3,591,983)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	-	-	171,750
Issuance of shares to founders for organization costs	-	-	14,238
Issuance of shares for exploration, compensation and expenses	75,000	-	1,461,167
Issuance of shares for interest expense	-	-	33,206
(Gain)Loss on disposal of assets	(486)	-	24,644
Amortization of deferred interest	-	-	261,232
(Increase) decrease in assets:
Other assets	(9,711)	(22,127)	(11,364)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	199,676	-	210,000

Total adjustments	264,479	(22,127)	2,164,873

Net cash used in operating activities	(73,129)	(94,779)	(1,427,110)

Investing Activities
Purchases of property and equipment	-	-	(211,944)
Cash paid for plant development costs	-	(22,737)	(844,220)
Net cash used in investing activities	-	(22,737)	(1,056,164)

Financing Activities
Issuance of stock for cash	112,375	163,011	2,018,778
Payments on borrowings	-	(55,000)	(115,749)
Proceeds from borrowings	-	-	619,886
Net cash provided by financing activities	112,375	108,011	2,522,915

Net increase in cash and cash equivalents	39,246	(9,505)	39,641

Cash and cash equivalents at beginning of period	395	62,299	-

Cash and cash equivalents at end of period	$39,641	$52,794	$39,641

Supplemental cash flow information:
Cash paid during the period for interest	$-	$-	$4,814

Cash paid during the period for income taxes	$-	$-	$-

Noncash investing and financing activities:
Acquisition of vehicles and equipment by issuance of stock	$-	$-	$124,297
Acquisition of mining property by issuance of stock	$-	$-	$1,539,197
Note issued for acquisition of equipment	$-	$-	$9,000
Issuance of stock for deferred interest	$-	$-	$229,000

WESTERN SIERRA MINING CORP.
AN EXPLORATION STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2006

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

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the December 31, 2005 Form 10-K. For presentation purposes, certain balances contained in these notes that are either unchanged or immaterially changed for the period presented are reflected as of the previous year end, December 31, 2005.

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

WESTERN SIERRA MINING CORP.
AN EXPLORATION STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2006

Depletion of mining improvements will be computed using the units of production method. The Company has made no provision for depletion for the period from February 25, 2003 (inception) to March 31, 2006 as production had not commenced.

Provision is made for depreciation of office furniture fixtures and equipment, machinery and equipment, and building. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets which are 5 to 10 years.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company reviews its long-lived assets for impairments. Impairment losses on long-lived assets are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses then are measured by comparing the fair value of assets to their carrying amounts. The Company recognized no impairment loss at March 31, 2006.

Revenue Recognition

Revenues, if any, from sales of minerals will be recognized when earned.

Earnings Per Share

Earnings per share is calculated on a fully diluted basis.

Income Taxes

The Company records deferred income taxes using the liability method as prescribed under the provisions of FASB 109. Under the liability method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and income tax bases of the Company's assets and liabilities. An allowance is recorded, based upon currently available information, when it is more likely than not that any or all of the deferred tax assets will not be realized. The provision for income taxes includes taxes currently payable, if any, plus the net change during the year in deferred tax assets and liabilities recorded by the Company

Use of Estimates

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

WESTERN SIERRA MINING CORP.
AN EXPLORATION STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2006

Environmental Remediation Costs

Environmental remediation costs are accrued based on estimates of known environmental remediation exposure. Such accruals are recorded even if significant uncertainties exist over the ultimate cost of the remediation. It is reasonably possible that the Company's estimates of reclamation liabilities, if any, could change as a result of changes in regulations, extent of environmental remediation required, means of reclamation or cost estimates. Ongoing environmental compliance costs, including maintenance and monitoring costs, are expensed as incurred. There were no environmental remediation costs accrued at March 31, 2006.

Advertising Costs

The Company’s policy regarding advertising costs are to expense them as they are incurred. The Company has not incurred any advertising costs during the period ended March 31, 2006.

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

NOTE 3 - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Through March 31, 2006, the Company had incurred cumulative losses of $3,591,983 and negative working capital of $264,896 as of March 31, 2006. The Company’s successful transition from a development stage company to attaining profitable operations is dependent upon obtaining financing adequate to fulfill its exploration activities, development of its properties and achieving a level of revenues adequate to support the Company’s cost structure. Management’s plan of operations anticipates that the cash requirements for the next twelve months will be met by obtaining capital contributions through the sale of its common stock and cash flows from operations. There is no assurance that the company will be able to implement the plan.

WESTERN SIERRA MINING CORP.
AN EXPLORATION STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2006

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

WESTERN SIERRA MINING CORP.
AN EXPLORATION STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2006

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

NOTE 5 - Acquisition of Mining Property

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

NOTE 6 - Mining, Milling and Other Property and Equipment

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

WESTERN SIERRA MINING CORP.
AN EXPLORATION STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2006

NOTE 7 - Related Parties

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

WESTERN SIERRA MINING CORP.
AN EXPLORATION STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2006

NOTE 8 - Notes Payable

	December 31,
	2003	2004	2005
Notes payable to shareholders, unsecured,
due October 23 - November 14, 2004,
interest of 100% payable in shares of the
Company’s common stock	$229,000	$168,500	$113,500

Notes payable to two shareholders, unsecured,
due January 2, 2007, bearing no interest	-	286,928	286,928

Note payable to bank, collateralized by RV,
7% interest rate, payable in monthly
installments of $249, maturing December , 2006	8,751	-	-
	237,751	455,428	400,428
Less: Current portion	(232,000)	(168,500)	(113,500)

Long-Term Debt	$5,751	$286,298	$286,928

Maturities of long-term debt are as follows:

2010	286,298

Total	$286,298

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
MARCH 31, 2006

NOTE 9 - Income Taxes

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

Revenues.

We generated no revenues from mining operations during the quarter ended March 31, 2006.

Net Income (Loss)

     Our net loss for the three months ended March 31, 2006 was $337,608 of which $75,000 was non-cash related resulting in a cash cost of $262,608. Our net loss for the three months ended March 31, 2005 was $72,652 of which $-0- was non-cash related resulting in a cash cost of $72,652.

As of March 31, 2006, we had negative working capital of approximately $264,896.

     There is no assurance whatsoever that we will generate any operating revenues during the second quarter of 2006 or that any of our proposed plans to raise capital and otherwise fund operations will prove successful. Our inability to obtain sufficient funding will delay our planned operations or, possibly, force us to go out of business.

General and Administrative Expenses

     During the quarter ended March 31, 2006 we expended $337,608 up 465% from the same quarter of the previous year total of $72,652 for general and administrative costs.

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

Gold Price Risk

     The results of our operations from residual gold production are affected significantly by the market price of gold. Gold prices are influenced by numerous factors over which we have no control, including expectations with respect to the rate of inflation, the relative strength of the U.S. dollar and other currencies, interest rates, global or regional political or economic crises, demand for gold for jewelry and industrial products and sales by holders and products of gold in response to these factors.

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

PART II. OTHER INFORMATION

ITEM 5. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no maters submitted to a vote of the security holders during the quarter ending March 31, 2006.

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

No reports on Form 8-K were filed by the Company during the quarter ending March 31, 2006.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN SIERRA MINING CORP.

By:	/s/ Michael M. Chaffee
Michael M. Chaffee
President and Chief Executive Officer

Dated: September 23, 2008