Form 10QSB
period 2006-06-30
WESTERN SIERRA MINING CORP
filed 2008-10-02
CIK 42050

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

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

Shares of Common Stock, par value $.001
(Title of class)

     The issuer has (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day: Yes ☒ No ☐

On June 30, 2006 there were 109,069,021 outstanding shares of the registrant’s common stock.

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

     You should read the following un-audited interim consolidated financial statements and the accompanying notes together with our Annual Report of Form 10-KSB for the year ended December 31, 2005. Our 2005 Annual Report contains information that may be helpful in analyzing the financial information contained in this report and in comparing our results of operations for the three-month periods ending June 30, 2005 and June 30, 2006.

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

WESTERN SIERRA MINING CORP.
(An Exploration Stage Company)
Condensed Balance Sheets
(Unaudited)

ASSETS
	June 30,	December 31,
	2006	2005
CURRENT ASSETS
Cash and cash equivalents	$13,499	$395
Other assets	21,413	1,652
Total current assets	34,912	2,047

PROPERTY AND EQUIPMENT, net	916,860	923,973

MINING PROPERTY	1,539,197	1,539,197

Total Assets	$2,490,969	$2,465,217

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$-	$10,324
Accrued expenses	210,000	-
Loans from shareholders	107,450	113,500
Advances from shareholders	-	-
Current maturities of notes payable	-	-
Total current liabilities	317,450	123,824

LONG-TERM NOTES PAYABLE - RELATED PARTY	286,928	286,928

TOTAL LIABILITIES	604,378	410,752

STOCKHOLDERS' EQUITY
Common stock - par value $.001
200,000,000 shares authorized; 109,069,021
100,219,021 shares issued and outstanding respectively	109,069	100,219
Paid-in capital	5,387,652	5,209,126
Shares to be issued	-	-
Shares to be cancelled	(505)	(505)
Subscriptions receivable	-	-
Deficit accumulated during the exploration stage	(3,609,625)	(3,254,375)
Total stockholders' equity	1,886,591	2,054,465

Total Liabilities and Stockholders' Equity	$2,490,969	$2,465,217

WESTERN SIERRA MINING CORP.
(An Exploration Stage Company)
Condensed Statements of Operations
(Unaudited)

					From February 25,
	Three Months	Three Months	Six Months	Six Months	2003 (Inception)
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,	through June 30,
	2006	2005	2006	2005	2006

REVENUES	$-	$-	$-	$-	$-

OPERATING COSTS AND EXPENSES
Compensation	2,500	-	64,000	48,428	1,394,779
Employee expenses	-	-	-	-	44,082
Exploration expenses	12,455	6,479	263,455	2,565	1,055,751
Legal and professional	405	-	1,735	5,758	272,308
Travel	3,171	-	12,437	4,770	75,361
Equipment and vehicle expenses	832	-	1,119	2,186	67,698
Rent	-	-	4,000	1,700	39,589
Insurance	-	-	5,000	1,227	24,753
Licenses,permits, fees	927	-	1,052	-	33,899
Depreciation	-	-	-	-	127,649
Office expenses	2,529	3,336	7,425	4,208	60,978
Reporting company expenses	1,823	1,621	2,513	1,810	8,553
Supplies	-	-	-	-	29,064
Organization expenses	-	-	-	-	14,181

Total Expenses	24,642	11,436	362,736	72,652	3,248,645

Operating Loss	(24,642)	(11,436)	(362,736)	(72,652)	(3,248,645)

OTHER INCOME (EXPENSES)
Gain (Loss) on disposal of assets	7,000	-	7,486	-	(17,644)
Interest income	-	-	-	-	18
Interest expense	-	-	-	-	(343,354)

Income before income taxes	(17,642)	(11,436)	(355,250)	(72,652)	(3,609,625)

Provision for income taxes	-	-	-	-	-

NET INCOME (LOSS)	$(17,642)	$(11,436)	$(355,250)	$(72,652)	$(3,609,625)

Earnings Per Share (see Note 2)
Basic and diluted weighted average number of common
stock outstanding	109,069,021	52,455,458	104,644,021	61,192,774

Basic and diluted net loss per share	$-	$-	$-	$-

WESTERN SIERRA MINING CORP.
(An Exploration Stage Company)
Condensed Statement of Stockholders' Equity
(Unaudited)
				Deficit
				Accumulated
				During the	Stock	Stock
	Common Stock		Paid-in	Exploration	To be	To be	Subscription	Deferred
	Shares	Amount	Capital	Stage	Issued	Cancelled	Receivable	Interest	Total
Issuance of stock to founders, February 15, 2003 ($.001/share)	28,476,200	$28,476	$(14,238)						$14,238
Issuance of stock for cash, February 15-December 31, 2003 ($.10/share)	8,432,330	8,432	$834,802				$(29,400)		813,834
Issuance of stock for vehicles and equipment, September 15, 2003 ($.10/share)	1,034,330	1,034	102,399						103,433
Issuance of stock for interest, October 1, 2003 ($.10/share)	332,060	332	32,874						33,206
Issuance of stock for services and expenses, November 1, 2003 ($.10/share)	1,725,080	1,726	170,782						172,508
Stock to be issued for cash received, November 1, 2003 ($.10/share)					$129,500				129,500
Reverse acquisition of Western Sierra, Inc., December 1, 2003	5,059,370	5,060	(5,060)						-
Cash received for subscriptions, December 2, 2003 ($.10/share)	1,295,000	1,294	128,206		(129,500)				-
Issuance of stock for cash, December 5, 2003 ($.10/share)	163,160	162	16,154						16,316
Issuance of stock for deferred interest, December 31, 2003 ($.10/share)	3,053,334	3,054	302,279					$(305,333)	-
Amortization of deferred interest								44,101	44,101
Net loss for period				$(998,781)					(998,781)
Balance, December 31, 2003	49,570,864	$49,570	$1,568,198	$(998,781)	$-	$-	$(29,400)	$(261,232)	$328,355
Issuance of stock for cash, January 1 - December 31, 2004 ($.10/share)	7,685,416	7,686	736,331						744,017
Issuance of stock for materials and equipment, June 30, 2004 ($.10/share)	208,480	208	20,656						20,864
Issuance of stock for compensation and consulting, June 30, 2004 ($.10/share)	2,718,000	2,718	269,082		141,179				412,979
Issuance of replacement shares, December 31, 2004	1,010,014	1,010	(505)			(505)			-
Write off uncollectible subscription receivable, December 31, 2004			(29,400)				29,400		-
Amortization of deferred interest								261,232	261,232
Net loss for period				(1,346,520)					(1,346,520)
Balance, December 31, 2004	61,192,774	$61,192	$2,564,362	$(2,345,301)	$141,179	$(505)	$-	$-	$420,927
Issuance of stock for cash, January 1 - July 7, 2005 ($ 11/share)	293,648	296	30,687						30,983
Issuance of stock for acquisition of mining property, July 7, 2005 ($.08/share)	20,522,634	20,522	1,518,675						1,539,197
Effect 2-for-1 stock split, July 7, 2005	-	-	-						-
Issuance of stock for cash, July 8 - December 31, 2005 ($.21/share)	785,625	785	170,968						171,753
Issuance of stock for professional fees, September 30, 2005 ($.15/share)	4,050,000	4,050	603,450						607,500
Issuance of stock for exploration costs, October 15, 2005 ($.025/share)	10,030,755	10,031	240,738		(105,884)				144,885
Issuance of stock for compensation, December 31, 2005 ($.025/share)	3,343,585	3,343	80,246		(35,295)				48,294
Net loss for period				(909,074)					(909,074)
Balance, December 31, 2005	100,219,021	$100,219	$5,209,126	$(3,254,375)	$-	$(505)	$-	$-	$2,054,465
Issuance of stock for cash, January 25, 2006 ($.02/share)	5,850,000	5,850	106,525						112,375
Issuance of stock for exploration costs, March 24, 2006 ($.02/share)	3,000,000	3,000	72,000						75,000
Net loss for period				(355,250)					(355,250)
Balance, June 30, 2006	109,069,021	$109,069	$5,387,651	$(3,609,625)	$-	$(505)	$-	$-	$1,886,590

WESTERN SIERRA MINING CORP.
(An Exploration Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Six	For the Six	From February 25,
	Months Ended	Months Ended	2003 (Inception)
	June 30,	June 30,	through June 30,
	2006	2005	2006
Operating Activities:
Net loss	$(355,250)	$(84,088)	$(3,609,625)

Adjustments to reconcile net loss to net cash
useed in operating activities:
Depreciation and amortization	-	-	171,750
Issuance of shares to founders for organization costs	-	-	14,238
Issuance of shares for exploration and compensation	75,000	-	1,461,167
Issuance of shares for interest expense	-	-	33,206
(Gain) Loss on disposal of assets	7,486	-	32,616
Amortization of deferred interest	-	-	261,232
(Increase) decrease in assets:
Other assets	(19,761)	(16,127)	(21,414)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	193,626	-	203,950

Total adjustments	256,351	(16,127)	2,156,745

Net cash used in operating activities	(98,899)	(100,215)	(1,452,880)

Investing Activities:
(Purchases) Disposals of property and equipment	5,678	-	(206,266)
Cash paid for plant development costs	-	(78,681)	(844,220)
Net cash used in investing activities	5,678	(78,681)	(1,050,486)

Financing Activities:
Issuance of stock for cash	112,375	198,345	2,018,778
Payments on borrowings	(6,050)	(55,000)	(121,799)
Proceeds from borrowings	-	-	619,886
Net cash provided by financing activities	106,325	143,345	2,516,865

Net increase in cash and cash equivalents	13,104	(35,551)	13,499

Cash and cash equivalents at beginning of period	395	62,299	-

Cash and cash equivalents at end of period	$13,499	$26,748	$13,499

Supplemental cash flow information:
Cash paid during the period for interest	$-	$-	$4,814

Cash paid during the period for income taxes	$-	$-	$-

Noncash investing and financing activities:
Acquisition of vehicles and equipment by issuance of stock	$-	$-	$124,297
Acquisition of mining property by issuance of stock	$-	$-	$1,539,197
Note issued for acquisition of equipment	$-	$-	$9,000
Issuance of stock for deferred interest	$-	$-	$229,000

WESTERN SIERRA MINING CORP.
AN EXPLORATION STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2006

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

In the opinion of management, the accompanying balance sheets and related interim statements of income, cash flows, and stockholders’ equity, consisting only of normal recurring items, necessary for their fair presentation are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

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

WESTERN SIERRA MINING CORP.
AN EXPLORATION STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2006

Depletion of mining improvements will be computed using the units of production method. The Company has made no provision for depletion for the period from February 25, 2003 (inception) to June 30, 2006 as production had not commenced.

Provision is made for depreciation of office furniture fixtures and equipment, machinery and equipment, and building. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets which are 5 to 10 years.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company reviews its long-lived assets for impairments. Impairment losses on long-lived assets are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses then are measured by comparing the fair value of assets to their carrying amounts. The Company recognized no impairment loss at June 30, 2006.

Revenue Recognition

Revenues, if any, from sales of minerals will be recognized when earned.

Earnings Per Share

Basic (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of June 30, 2006 and December 31, 2005.

	For the Six	For the
	Months	Year Ended
	Ended	December
	June 30,	31,
	2006	2005

Loss (numerator)	$(355,250)	$(909,074)
Shares (denominator)	104,644,021	80,705,898 .
Per share amount	$(0.00)	$(0.01)

WESTERN SIERRA MINING CORP.
AN EXPLORATION STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2006

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

Environmental Remediation Costs

Environmental remediation costs are accrued based on estimates of known environmental remediation exposure. Such accruals are recorded even if significant uncertainties exist over the ultimate cost of the remediation. It is reasonably possible that the Company's estimates of reclamation liabilities, if any, could change as a result of changes in regulations, extent of environmental remediation required, means of reclamation or cost estimates. Ongoing environmental compliance costs, including maintenance and monitoring costs, are expensed as incurred. There were no environmental remediation costs accrued at June 30, 2006.

Advertising Costs

The Company’s policy regarding advertising costs are to expense them as they are incurred. The Company has not incurred any advertising costs during the period ended June 30, 2006.

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

WESTERN SIERRA MINING CORP.
AN EXPLORATION STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2006

The Company believes that the above standards would not have a material impact on its financial position, results of operations or cash flows.

NOTE 3 - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Through June 30, 2006, the Company had incurred cumulative losses of $3,609,625 and negative working capital of $282,538 as of June 30, 2006. The Company’s successful transition from a development stage company to attaining profitable operations is dependent upon obtaining financing adequate to fulfill its exploration activities, development of its properties and achieving a level of revenues adequate to support the Company’s cost structure. Management’s plan of operations anticipates that the cash requirements for the next twelve months will be met by obtaining capital contributions through the sale of its common stock and cash flows from operations. There is no assurance that the company will be able to implement the plan.

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

WESTERN SIERRA MINING CORP.
AN EXPLORATION STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2006

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

WESTERN SIERRA MINING CORP.
AN EXPLORATION STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2006

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
JUNE 30, 2006

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
JUNE 30, 2006

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

Results of Operations

Mud Springs

On July 27, 2005, the Company entered into an agreement with ASDI, LLC, (“ASDI”), whereby the Company obtained the rights to mine barite and placer gold on certain mineral claims owned by ASDI located in Crescent Valley, Nevada, hereafter referred to as Mud Springs., in exchange for a total of 20,522,634 shares of the Company’s common stock valued at $.075 per share for a total of $1,539,137. Under the terms of the agreement, the Company will pay ASDI a royalty of $5.00 per ton for each ton of barite mined and delivered. The Company will also pay ASDI 25% of the net profits from production from all placer gold removed from the Mud Springs property.

Need For Additional Financing. The Company has very limited funds, and such funds may not be adequate to complete our joint-venture contract mining project at Mud Springs, nor to develop any additional concessions that we may be able to acquire. We plan to use the cash flow from the contract mining to construct the facility and to ensure the development of Mud Springs. In the event there is any delay in the operation of the plant or for any reason it does not provide the income expected, we would need to seek outside capital to complete the project. Even with the best possible outcome at the Mud Springs, the ultimate success of the Company may depend upon our ability to raise additional capital. The Company has not investigated the availability, source, or terms that might govern the acquisition of additional capital and will not do so until we can determines a need for additional financing. If additional capital is needed, there is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to the Company. If not available, the Company's operations will be limited to those that can be financed with its modest capital.

Revenues.

We generated no revenues from mining operations during the quarter ended June 30, 2006.

Net Income (Loss)

     Our net loss for the three months ended June 30, 2006 was $17,642 of which $7,000 was non-cash gain related resulting in a cash cost of $24,642. Our net loss for the three months ended June 30, 2005 was $11,436 of which $-0- was non-cash related resulting in a cash cost of $11,436.

As of June 30, 2006, we had negative working capital of approximately $282,538.

     There is no assurance whatsoever that we will generate any operating revenues during the third quarter of 2006 or that any of our proposed plans to raise capital and otherwise fund operations will prove successful. Our inability to obtain sufficient funding will delay our planned operations or, possibly, force us to go out of business.

General and Administrative Expenses

     During the quarter ended June 30, 2006 we expended $24,642 up 215% from the same quarter of the previous year total of $11,436 for general and administrative costs.

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

There are a number of risks and uncertainties that could cause actual results to differ materially from those set forth in, contemplated by or underlying the forward-looking statements contained in this report. These risks include, but are not limited to, dependence on a single mining project, our need for financing, potential delays in development of projects, imprecision of estimates, uncertainty of government subsidies, volatility of gold prices, currency fluctuations, international political instability, our significant indebtedness, risks associated with mining activities, risks of development in foreign countries, environmental and other laws and regulations, competition, our reliance upon key executives. Each of these risks and certain other uncertainties are discussed in more detail in our Annual Report on Form 10-KSB for the year ended December 31, 2005. There may also be other factors, including those discussed elsewhere in the report that may cause our actual results to differ materially from the forward-looking statements. Any forward-looking statements made by or on our behalf should be considered in light of these factors.

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

PART II. OTHER INFORMATION

ITEM 5. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no maters submitted to a vote of the security holders during the quarter ending June 30, 2006.

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

No reports on Form 8-K were filed by the Company during the quarter ending June 30, 2006.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN SIERRA MINING CORP.

By:	/s/ Michael M. Chaffee
Michael M. Chaffee
President and Chief Executive Officer

Dated: September 29, 2008