Form 10-K
period 2006-12-31
WESTERN SIERRA MINING CORP
filed 2008-10-24
CIK 42050

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

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

Shares of Common Stock, par value $.001
(Title of class)

The issuer has (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day: Yes ☒ No ☐

     Disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. ☒

Revenues from continuing operations for the year ended December 31, 2006 were $-0-.

     The aggregate market value of voting common stock held by non affiliates was $8,395,091 on December 31, 2006 based on the price at which the stock was sold or the average bid and ask price of such stock on that day. As of December 31, 2006, 139,918,187 shares of the issuer's common stock, par value $.001, were issued and outstanding.

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

Transitional Small Business Disclosure Format: Yes ☐ No ☒.

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

In keeping with the Company’s stated plan of operations to focus on acquiring mining properties and reserves in the western United States on July 27, 2005, the Company entered into an agreement with ASDI, LLC, (“ASDI”), whereby the Company obtained the rights to mine barite and placer gold on certain mineral claims owned by ASDI located in Crescent Valley, Nevada, hereafter referred to as Mud Springs., in exchange for a total of 20,522,634 shares of the Company’s common stock valued at $..075 per share for a total of $1,539,137. Under the terms of the agreement, the Company will pay ASDI a royalty of $5.00 per ton for each ton of barite mined and delivered. The Company will also pay ASDI 25% of the net profits from production from all placer gold removed from the Mud Springs property.

Mud Springs is located at Battle Mountain, Nevada. Battle Mountain was the center for the production of silver during the mid to late 1800’s. During the late 1800’s and early 1900’s some smaller amounts of gold were mind as the silver producers left the area. With the discovery of “invisible” gold Battle Mountain became a major producer of gold in the U.S. by 1950. In the 1960’s the Carlin Trend was discovered with equal amounts of gold and the area became the largest producer of gold in the U.S. The U.S. ranks third in the world for gold production and 85% of that comes from Nevada and Battle Mountain. The Battle Mountain trend was developed primarily by Newmont

Mining and the Carlin Trend by Placer Dome Mining. They each produce well in excess of 1,000,000 ounces gold per year from each of their locations. There are fifty large producing mines that lie on a line that extends from Idaho to Nevada in a south easterly direction passing through Battle Mountain. Mud Springs lies on this line adjacent to the Placer Dome property and across the valley from Newmont. It is approximately 1000 acres and is un-patented land with the concession owned by ASDI Corp. ASDI is a private mining corporation owned by the president of New Gold (NGLD). New Gold is developing a large project (Relief Canyon) and holds several other claim sites in the area.

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

We have started the permitting process to implement a 1000 ton per day mining operation. The property has been previously mined for barite and placer, certain portions of the permitting process will be significantly simplified. The plan of operation calls for first clearing two plateaus, setting a high bench and exposing the larger barite veins. The clearing process will produce some 50,000 tons of barite ore ready for sale. The objective of the clearing process besides preparing the first shipment is to expose the vein structure and blocking out the production schedule for 2006. Under a separate notice with BLM we will perform limited sampling of the lower alluvial fan areas for placer gold. This work could start in mid September. The conservative bottom line is that 4 million tons of barite at $5 per ton, net-net, is 20 million dollars over the life of the project which at 1,000 tons per day is 10 years. Notwithstanding the upside potential of the placer deposits, the barite alone will carry the company into next ten years and instantly stabilize the negative cash flow while providing the impetus to build a solid mining company.

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

Employees

     The Company is an exploration stage company and currently has no full time employees. The Company currently uses consultants, attorneys and accountants on an as needed basis. We expect to be in a position during the operating year 2007 to hire full time people. We may also enter into long-term contracts with key management persons, but that will depend upon moving forward at Mud Springs. See "Executive Compensation" and under "Certain Relationships and Related Transactions."

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

5. No Assurance of Success or Profitability. We are an exploration stage company. There is no data to indicate that any commercial values of gold, silver or any other minerals exist on any property we may be evaluating or, if they do, that we will be able to recover them profitably.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company’s stock is listed with the National Quotation Bureau under the trading symbol WSRM. Such securities are currently held of record by a total of approximately 1225 persons. As of December 31, 2006, there are 139,918,187 shares issued and outstanding.

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

Results of Operations

Revenues.

     We generated no revenues from mining operations during the fiscal year ended December 31, 2006.

Costs and Expenses.

     We have expended a total of $691,152 for costs and expenses during the period ended December 31, 2006.

     In accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," we review our long-lived assets for impairments. Impairment losses on long-lived assets are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable impairment losses then are measured by comparing the fair value of assets to their carrying amounts. No impairment loss was recognized at December 31, 2006.

Stock based exploration costs totaled $351,688 during the year ended December 31, 2006.

Net Income.

       Our net loss for the period year ended December 31, 2006 was $691,152.

     As of December 31, 2006, we had negative working capital of approximately $301,524. To the extent that cash flow is unavailable, management intends to raise all necessary capital through private financing and/or the sale of our securities.

     During the year ended December 31, 2006, we obtained $137,375 from the issuance of common stock. All of our planned activities are dependent upon our ability to obtain adequate financing. Financing, is being sought through private loans and the sale of equity.

     There is no assurance whatsoever that we will generate any operating revenues during the fiscal year ending December 31, 2007 or that any of our proposed plans to raise capital and otherwise fund operations will prove successful. Our inability to obtain sufficient funding will delay our planned operations or, possibly, force us to go out of business.

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

     In accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," we review our long-lived assets for impairments. Impairment losses on long-lived assets are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses then are measured by comparing the fair value of assets to their carrying amounts. During the period ended December 31, 2006, we performed a review of our mine and mill improvements and determined that no impairment loss should be recognized. Accordingly, no impairment loss was recognized in 2006.

     Environmental remediation costs are accrued based on estimates of known environmental remediation exposure. Such accruals are recorded even if significant uncertainties exist over the ultimate cost of the remediation. It is reasonably possible that our estimates of reclamation liabilities, if any, could change as a result of changes in regulations, extent of environmental remediation required, means of reclamation or cost estimates. Ongoing environmental compliance costs, including maintenance and monitoring costs, are expensed as incurred. There were no environmental remediation costs accrued at December 31, 2006.

               ISSUES AND UNCERTAINTIES

     The following issues and uncertainties, among others, should be considered in evaluating our financial outlook.

    We are an exploration company and have not generated any operating revenues. If we are unable to commercially develop or sell our mineral properties, we will not be able to generate profits and our business may fail.

     To date, we have no producing properties. As a result, we have no current source of operating revenue and we have historically operated and continue to operate at a loss. Our ultimate success will depend on our ability to generate profits from our properties. Our viability is largely dependent on the successful commercial development of the Mud Springs project.

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

Results of Operations

     During the period from February 25, 2003 (inception) through December 31, 2006, the Company has accumulated a deficit of $3,972,361. During this period, the Company has engaged in no significant operations other than organizational activities, acquisition of capital, compliance with its periodical reporting requirements, limited mineral and mining properties acquisitions, and recent efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

     For the fiscal year ending December 31, 2006, the Company incurred a loss as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates.

Plan of Operations and Need for Additional Financing

     During the fiscal year ending December 31, 2006, the Company continued with efforts to seek, investigate, and, if warranted, acquire one or more properties or businesses. The Company also plans to file all required periodical reports and to maintain its status as a fully-reporting Company under the Securities Exchange Act of 1934. In order to proceed with its plans for the next year, it is anticipated that the Company will require additional capital in order to meet its cash needs. These include the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended, as well as any costs the Company may have incurred in developing the current business plan.

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

ITEM 8. FINANCIAL STATEMENTS.

MOORE & ASSOCIATES, CHARTERED

ACCOUNTANTS AND ADVISORS
       PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Western Sierra Mining Corp.
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Western Sierra Mining Corp. (An Exploration Stage Company) as of December 31, 2006 and December 31, 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2006 and December 31, 2005 and since inception on February 25, 2003 through December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Western Sierra Mining Corp. (An Exploration Stage Company) as of December 31, 2006 and December 31, 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2006 and December 31, 2005 and since inception on February 25, 2003 through December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred cumulative losses of $3,972,361 and a negative working capital of $301,524, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered
Las Vegas, Nevada
October 15, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

WESTERN SIERRA MINING CORP.
(An Exploration Stage Company)
Consolidated Balance Sheets

ASSETS
	December 31,	December 31,
	2006	2005
CURRENT ASSETS
Cash and cash equivalents	$15,926	$395
Other assets	-	1,652
Total current assets	15,926	2,047

PROPERTY AND EQUIPMENT, net	894,797	923,973

MINING PROPERTY	1,539,197	1,539,197

Total Assets	$2,449,920	$2,465,217

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$-	$10,324
Accrued expenses	210,000	-
Loans from shareholders	107,450	113,500
Current maturities of notes payable	-	-
Total current liabilities	317,450	123,824

LONG-TERM NOTES PAYABLE - RELATED PARTY	286,928	286,928

Total Liabilities	604,378	410,752

STOCKHOLDERS' EQUITY
Common stock - par value $.001
200,000,000 shares authorized; 139,918,187 and
100,219,021 shares issued and outstanding respectively	139,918	100,219
Paid-in capital	5,677,985	5,209,126
Shares to be issued	-	-
Shares to be cancelled	-	(505)
Deficit accumulated during the exploration stage	(3,972,361)	(3,254,375)
Total stockholders' equity	1,845,542	2,054,465

Total Liabilities and Stockholders' Equity	$2,449,920	$2,465,217

WESTERN SIERRA MINING CORP.
(An Exploration Stage Company)
Consolidated Statements of Operations

			From February 25,
	For the Year	For the Year	2003 (Inception)
	Ended Dec. 31,	Ended Dec. 31,	through Dec. 31,
	2006	2005	2006

REVENUES	$-	$-	$-

OPERATING COSTS AND EXPENSES
Compensation	183,702	61,282	1,164,436
Employee expenses	-	-	44,082
Consulting fees	2,623	613,258	965,926
Exploration expenses	457,200	174,247	873,409
Legal and professional	2,000	-	98,326
Vehicle and equipment expenses	3,805	4,033	70,384
Rent	12,652	-	48,241
Insurance	-	-	19,753
Licenses,permits, fees	6,051	-	38,898
Depreciation	7,742	37,693	135,391
Office expenses	11,698	12,521	65,251
Reporting company expenses	3,679	6,040	9,719
Supplies	-	-	29,064
Organization expenses	-	-	14,181

Total Expenses	691,152	909,074	3,577,061

Operating Loss	(691,152)	(909,074)	(3,577,061)

OTHER INCOME (EXPENSES)
Loss on disposal of assets	(6,834)	-	(31,964)
Interest income	-	-	18
Interest expense	(20,000)	-	(363,354)

Income before income taxes	(717,986)	(909,074)	(3,972,361)

Provision for income taxes	-	-	-

NET INCOME (LOSS)	(717,986)	(909,074)	$3,972,361)

Earnings Per Share (see Note 2):
Basic and diluted weighted average number
of common shares outstanding	120,068,604	80,705,898

Basic and diluted net loss per share	$(0.01)	$(0.01)

WESTERN SIERRA MINING CORP.
(An Exploration Stage Company)
Consolidated Statement of Stockholders' Equity
				Deficit
				Accumulated
				During the	Stock		Stock
	Common Stock		Paid-in	Exploration	To be		To be	Subscription	Deferred
	Shares	Amount	Capital	Stage	Issued		Cancelled	Receivable	Interest	Total
Issuance of stock to founders, February 15, 2003 ($.001/share)	28,476,200	$28,476	$(14,238)							$14,238
Issuance of stock for cash, February 15-December 31, 2003 ($.10/share)	8,432,330	8,432	$834,802					$(29,400)		813,834
Issuance of stock for vehicles and equipment, September 15, 2003 ($.10/share)	1,034,330	1,034	102,399							103,433
Issuance of stock for interest, October 1, 2003 ($.10/share)	332,060	332	32,874							33,206
Issuance of stock for services and expenses, November 1, 2003 ($.20/share)	1,725,080	1,726	170,782							172,508
Stock to be issued for cash received, November 1, 2003 ($.10/share)					$129,500					129,500
Reverse acquisition of Western Sierra, Inc., December 1, 2003	5,059,370	5,060	(5,060)							-
Cash received for subscriptions, December 2, 2003 ($.10/share)	1,295,000	1,294	128,206		(129,500)					-
Issuance of stock for cash, December 5, 2003 ($.10/share)	163,160	162	16,154							16,316
Issuance of stock for deferred interest, December 31, 2003 ($.10/share)	3,053,334	3,054	302,279						$(305,333)	-
Amortization of deferred interest									44,101	44,101
Net loss for period				$(998,781)						(998,781)
Balance, December 31, 2003	49,570,864	$49,570	$1,568,198	$(998,781)		$-	$-	$(29,400)	$(261,232)	$328,355
Issuance of stock for cash, January 1 - December 31, 2004 ($.10/share)	7,685,416	7,686	736,331							744,017
Issuance of stock for materials and equipment, June 30, 2004 ($.10/share)	208,480	208	20,656							20,864
Issuance of stock for compensation and consulting, June 30, 2004 ($.10/share)	2,718,000	2,718	269,082		141,179					412,979
Issuance of replacement shares, December 31, 2004	1,010,014	1,010	(505)				(505)			-
Write off uncollectible subscription receivable, December 31, 2004			(29,400)					29,400		-
Amortization of deferred interest									261,232	261,232
Net loss for period				(1,346,520)						(1,346,520)
Balance, December 31, 2004	61,192,774	$61,192	$2,564,362	$(2,345,301)	$141,179		$(505)	$-	$-	$420,927
Issuance of stock for cash, January 1 - July 7, 2005 ($ 11/share)	293,648	296	30,687							30,983
Issuance of stock for acquisition of mining property, July 7, 2005 ($.08/share)	20,522,634	20,522	1,518,675							1,539,197
Effect 2-for-1 stock split, July 7, 2005	-	-	-							-
Issuance of stock for cash, July 8 - December 31, 2005 ($.21/share)	785,625	785	170,968							171,753
Issuance of stock for professional fees, September 30, 2005 ($.15/share)	4,050,000	4,050	603,450							607,500
Issuance of stock for exploration costs, October 15, 2005 ($.025/share)	10,030,755	10,031	240,738		(105,884)					144,885
Issuance of stock for compensation, December 31, 2005 ($.025/share)	3,343,585	3,343	80,246		(35,295)					48,294
Net loss for period				(909,074)						(909,074)
Balance, December 31, 2005	100,219,021	$100,219	$5,209,126	$(3,254,375)		$-	$(505)	$-	$-	$2,054,465
Issuance of stock for cash, January 25, 2006 ($.02/share)	5,850,000	5,850	106,525							112,375
Issuance of stock for cash, November 14, 2006 ($.02/share)	1,250,000	1,250	23,750							25,000
Issuance of stock for interest, December 4, 2006 ($.02/share)	2,000,000	2,000	18,000							20,000
Issuance of stock for consulting fees ($.01/share)	1,019,166	1,019	9,364				505			10,888
Issuance of stock for compensation ($.01-$.025/share)	29,580,000	29,580	311,220							340,800
Net loss for period				(717,986)						(717,986)
Balance, December 31, 2006	139,918,187	$139,918	$5,677,985	$(3,972,361)		$-	$-	$-	$-	$1,845,542

WESTERN SIERRA MINING CORP.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows

			From February 25,
	For the Year	For the Year	2003 (Inception)
	Ended Dec. 31,	Ended Dec. 31,	through Dec. 31,
	2006	2005	2006
Operating activities:
Net loss	$(717,986)	$(909,074)	$(3,972,361)

Adjustments to reconcile net loss to net cash
useed in operating activities:
Depreciation and amortization	7,742	37,693	179,492
Issuance of shares to founders for organization costs	-	-	14,238
Issuance of shares for exploration, compensation and expenses	351,688	800,680	1,737,855
Issuance of shares for interest expense	20,000	-	53,206
Loss on disposal of assets	6,834	-	31,964
Amortization of deferred interest	-	-	261,232
(Increase) decrease in assets:
Other assets	1,652	7,181	(1)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	199,676	10,324	210,000

Total adjustments	587,592	855,878	2,487,986

Net cash used in operating activities	(130,394)	(53,196)	(1,484,375)

Investing activities:
Purchases of property and equipment	-	(6,330)	(211,944)
Proceeds from sales of property and equipment	14,600	-	14,600
Cash paid for plant development costs	-	(150,114)	(844,220)
Net cash used in investing activities	14,600	(156,444)	(1,041,564)

Financing activities:
Issuance of stock for cash	137,375	202,736	2,043,778
Payments on borrowings	(6,050)	(55,000)	(121,799)
Proceeds from borrowings	-	-	619,886
Net cash used in financing activities	131,325	147,736	2,541,865

Net increase(decrease) in cash and cash equivalents	15,531	(61,904)	15,926

Cash and cash equivalents at beginning of period	395	62,299	-

Cash and cash equivalents at end of period	$15,926	$395	$15,926

Supplemental cash flow information:
Cash paid during the period for interest	$-	$-	$4,814

Cash paid during the period for income taxes	$-	$-	$-

Noncash investing and financing activities:
Acquisition of vehicles and equipment by issuance of stock	$-	$-	$124,297
Acquisition of mining property by issuance of stock	$-	$1,539,197	$1,539,197
Note issued for acquisition of equipment	$-	$-	$9,000
Issuance of stock for deferred interest	$-	$-	$229,000

WESTERN SIERRA MINING CORP.
AN EXPLORATION STAGE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 1 - Organization and Basis of Presentation

Western Sierra Mining Corp. ("Western Sierra", "the Company", "we" or "us")(formerly Global Decs Corp.) was formed in 1907 in the State of Utah to engage in gold and other precious mineral mining. The Company is a development stage enterprise.

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

Depletion of mining improvements will be computed using the units of production method. The Company has made no provision for depletion for the period from February 25, 2003 (inception) to December 31, 2006 as production had not commenced.

Provision is made for depreciation of office furniture fixtures and equipment, machinery and equipment, and building. Depreciation is computed using the straight-line method over the

WESTERN SIERRA MINING CORP.
AN EXPLORATION STAGE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

estimated useful lives of the related assets which are 5 to 10 years.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company reviews its long-lived assets for impairments. Impairment losses on long-lived assets are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses then are measured by comparing the fair value of assets to their carrying amounts. The Company recognized no impairment loss at December 31, 2006.

Revenue Recognition

Revenues, if any, from sales of minerals will be recognized when earned.

Earnings Per Share

Basic (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2006 and December 31, 2005.

	For the Year	For the
	Ended	Year Ended
	December	December
	31,	31,
	2006	2005

Loss (numerator)	$(717,986)	$(909,074)
Shares (denominator)	120,068,604 .	80,705,898 .
Per share amount	$(0.01)	$(0.01)

WESTERN SIERRA MINING CORP.
AN EXPLORATION STAGE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

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

Environmental Remediation Costs

Environmental remediation costs are accrued based on estimates of known environmental remediation exposure. Such accruals are recorded even if significant uncertainties exist over the ultimate cost of the remediation. It is reasonably possible that the Company's estimates of reclamation liabilities, if any, could change as a result of changes in regulations, extent of environmental remediation required, means of reclamation or cost estimates. Ongoing environmental compliance costs, including maintenance and monitoring costs, are expensed as incurred. There were no environmental remediation costs accrued at December 31, 2006.

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

WESTERN SIERRA MINING CORP.
AN EXPLORATION STAGE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 3 - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Through December 31, 2006, the Company had incurred cumulative losses of $3,972,361 and negative working capital of $301,524 as of December 31, 2006. The Company’s successful transition from a development stage company to attaining profitable operations is dependent upon obtaining financing adequate to fulfill its exploration activities, development of its properties and achieving a level of revenues adequate to support the Company’s cost structure. Management’s plan of operations anticipates that the cash requirements for the next twelve months will be met by obtaining capital contributions through the sale of its common stock and cash flows from operations. There is no assurance that the company will be able to implement the plan.

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
DECEMBER 31, 2006

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

2006:

We issued 7,100,000 shares for cash consideration totaling $137,375. We issued 2,000,000 shares for interest on debt totaling $20,000.
We issued 1,019,166 shares for consulting fees totaling $10,383. We issued 29,580,000 shares for compensation totaling $340,800.

The value of shares, other than shares issued as founder’s shares, is based on the most recent market price as of the transaction date.

WESTERN SIERRA MINING CORP.
AN EXPLORATION STAGE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

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

NOTE 6 - Mining, Milling and Other Property and Equipment

Property and equipment at December 31, consists of the following:

	2004	2005	2006
Mining equipment	$49,339	$55,037	$5,698
Shop tools and equipment	49,298	49,298	-
Office equipment	3,597	3,597	-
Vehicles	77,502	78,134	33,011
Picacho plant development costs	694,106	844,220	878,648
	873,842	1,030,286	917,357
Less: Accumulated depreciation	(68,620)	(106,313)	(22,559)

	$805,222	$923,973	$894,798

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
DECEMBER 31, 2006

In June, 2003, the Company issued 90,866 shares of common stock to a shareholder in exchange for equipment totaling $45,433.

In September, 2003, the Company issued 100,200 shares of common stock to a shareholder in exchange for vehicles and equipment amounting to $50,100

In November, 2003, the Company issued 110,000 shares of common stock to the its officers and employees for services totaling $55,000.

2004:
In July, 2004, the Company issued 288,000 shares of common stock to each of its directors in exchange for services totaling $271,800.

2005:
In December, 2005, the Company issued 26,748,680 shares of common stock to its officers and employees in exchange for services totaling $334,358. Also in December, 2005, the Company approved two year employment contracts for the CEO and CFO at their current salary levels.

2006:
In January and December, the Company issued a total of 29,580,000 shares to its officers and employees in exchange for services totaling $340,800.

NOTE 8 - Notes Payable	December 31,
	2004	2005	2006
Notes payable to shareholders, unsecured,
due October 23 - November 14, 2004,
interest of 100% payable in shares of the
Company’s common stock	$168,500	$113,500	$107,450

Notes payable to two shareholders, unsecured,
due January 2, 2008, bearing no interest	286,928	286,928	286,928

	455428	400,428	394,378
Less: Current portion	(168,500)	(113,500)	(107,450)

Long-Term Debt	$286,298	$286,298	$286,928

WESTERN SIERRA MINING CORP.
AN EXPLORATION STAGE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

Maturities of long-term debt are as follows:

2010	286,298

Total	$286,298

During 2004, we received a total of $286,298 in loan proceeds from two shareholders. The loans bear no interest and are payable January 2, 2010.

NOTE 9 - Income Taxes

The Company has adopted FASB 109 to account for income taxes. The Company currently has no issue that creates timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty as to the utilization of net operating loss carry forwards, an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate. No provision for income taxes has been recorded due to the net operating loss carryforward of $3,972,361 as of December 31, 2006 that will be offset against further taxable income. No tax benefit has been reported in the financial statements.

Deferred tax assets and the valuation account as of December 31, 2005 and 2006 are as follows:

	2005	2006
Deferred tax asset:
Net operating loss carryforward	$1,301,000	$1,589,000
Valuation allowance	(1,301,000)	(1,589,000)
	$-	$-

The components of income tax expense are as follows:
	2005	2006
Current Federal Tax	$-	$-
Current State Tax	-	-
Change in NOL benefit	(363,000)	(288,000)
Change in allowance	$363,000	$288,000
	$-	$-

WESTERN SIERRA MINING CORP.
AN EXPLORATION STAGE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Codes are met. These losses are as follows:

		Expiration
Year of Loss	Amount	Date

2003	$ 999,000	2023
2004	1,346,000	2024
2005	909,000	2025
2006	718,000	2026

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

The directors and executive officers on December 31, 2006 were as follows:

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

Name	Number of Shares Owned Beneficially	Percent of Class Owned
Cline B. Johnson II	5,753,000	4.1
Cline B. Johnson III	7,726,000	5.5
Dennis Atkins	12.150,000	8.7
Chris Holm	5.842,000	4.2
Bill Means	1,00,000	0.7
Michael M. Chaffee	17,405,000	12.4
Scott Fishburn	290,000	0.2
Raymond Wright	388,000	0.3
Robert Garcia	1,400,000	1.0

(1) All directors and officers as a group, 37.1%

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     On March 10, 2006 the Company retained JohnsonStout, Certified Public Accountants to act as the Company’s independent certified public accountants to examine the financial statements of the Company for the fiscal year ended December 31, 2004. On March 21, 2007, the Company was informed by JohnsonStout that the firm would no longer be representing the Company as its accountants. As of that date, the Company was informed that JohnsonStout was voluntarily resigning from the Public Company Accounting Oversight Board and therefore, as the Company's accounting firm . JohnsonStout has never reported on the Company's financial statements. The Company has not filed financial statements for the past two years. Therefore, the Company never had any financial statements which included an independent auditor's report containing an explanatory paragraph describing the uncertainty as to the Company's ability to continue as a going concern. The change of independent accountants was ratified by the Board of Directors of the Company on May 2, 2008.

     The Company has engaged Moore & Associates, Chartered Accountants as its new independent accountants on May 27, 2008.

Audit Fees

A total of $7,500 was paid to JohnsonStout in 2006. No audit fees were paid to Moore & Associates in

2006.

Audit-Related Fees

No audit-related fees have been billed or discussed.

Tax Fees

No tax fees have been billed or discussed.

Other Fees

     Neither JohnsonStout nor Moore & Associates were paid no other fees for professional services during the fiscal year ended December 31, 2006.

Audit Committee Pre-Approval Policies

     The Board of Directors, which performs the equivalent functions of an audit committee, currently does not have any pre-approval policies or procedures concerning services performed by JohnsonStout or Moore & Associates. All the services performed by JohnsonStout or Moore & Associates that are described above were pre-approved by the Board of Directors.

ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K.

(a) The Exhibits listed below are filed by reference as part of this Annual Report.

Exhibit No.		Document
3.1	(a)	Amendment to the Articles of Incorporation-Name Change

3.1	(b)	Acquisition of Western Sierra Inc. Form 8-K

3.1	(c)	Reverse Split Form 14-C

(b) The following Exhibits are filed herewith:
23.1 - Consent of Independent Accountants
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

Dated: October 6, 2008

WESTERN SIERRA MINING CORP.

/s/ Michael M. Chaffee
Michael M. Chaffee, President

/s/ Dennis E. Atkins
Dennis E. Atkins, Chief Financial Officer