Form 10QSB
period 2007-03-31
WESTERN SIERRA MINING CORP
filed 2008-10-28
CIK 42050

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]		QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

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

Shares of Common Stock, par value $.001
(Title of class)

     The issuer has (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day: Yes X No

     On March 31, 2007 there were 139,918,187 outstanding shares of the registrant’s common stock.

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

     You should read the following un-audited interim consolidated financial statements and the accompanying notes together with our Annual Report of Form 10-KSB for the year ended December 31, 2006. Our 2006 Annual Report contains information that may be helpful in analyzing the financial information contained in this report and in comparing our results of operations for the three-month periods ending March 31, 2006 and March 31, 2007.

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

WESTERN SIERRA MINING CORP.
(A Exploration Stage Company)
Condensed Balance Sheets
Unaudited

ASSETS
	March 31,	December 31,
	2007	2006
CURRENT ASSETS
Cash and cash equivalents	$6,103	$15,926
Other assets	-	-
Total current assets	6,103	15,926

PROPERTY AND EQUIPMENT, net	894,797	894,797

MINING PROPERTY	1,539,197	1,539,197

Total Assets	$2,440,097	$2,449,920

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$-	$-
Accrued expenses	262,500	210,000
Loans from shareholders	107,450	107,450
Current maturities of notes payable	-	-
Total current liabilities	369,950	317,450

LONG-TERM NOTES PAYABLE - RELATED PARTY	286,928	286,928

TOTAL LIABILITIES	656,878	604,378

STOCKHOLDERS' EQUITY
Common stock - par value $.001
200,000,000 shares authorized; 139,918,187 and
139,918,187 shares issued and outstanding respectively	139,918	139,918
Paid-in capital	5,677,985	5,677,985
Deficit accumulated during the exploration stage	(4,034,684)	(3,972,361)
Total stockholders' equity	1,783,219	1,845,542

Total Liabilities and Stockholders' Equity	$2,440,097	$2,449,920

WESTERN SIERRA MINING CORP.
(A Exploration Stage Company)
Condensed Statements of Operations
Unaudited

	For the Three	For the Three	From February 25,
	Months Ended	Months Ended	2003 (Inception)
	March 31,	March 31,	through March 31,
	2007	2006	2007

REVENUES	$-	$-	$-

OPERATING COSTS AND EXPENSES
Compensation	11,250	61,500	1,175,686
Employee expenses	-	-	44,082
Professional fees	125	251,000	966,051
Exploration expenses	49,944		923,353
Legal and professional	-		98,326
Vehicle and equipment expenses	-	287	70,384
Rent	-	4,000	48,241
Insurance	-	5,000	19,753
Licenses,permits, fees	-	125	38,898
Depreciation	-	-	135,391
Office expenses	839	4,896	66,090
Reporting company expenses	165	690	9,884
Supplies	-	-	29,064
Organization expenses	-	-	14,181

Total Expenses	62,323	338,094	3,639,384

Operating Loss	(62,323)	(338,094)	(3,639,384)

OTHER INCOME (EXPENSES)
Loss on disposal of assets	-	486	(31,964)
Interest income	-	-	18
Interest expense	-	-	(363,354)

Income before income taxes	(62,323)	(337,608)	(4,034,684)

Provision for income taxes	-	-	-

NET INCOME (LOSS)	(62,323)	(337,608)	$(4,034,684)

Earnings Per Share (see Note 2):
Basic and diluted weighted average number
of common shares outstanding	139,918,187	104,677,354

Basic and diluted net loss per share	$-	$-

WESTERN SIERRA MINING CORP.
(A Exploration Stage Company)
Condensed Statement of Stockholders' Equity
Unaudited
				Deficit
				Accumulated
				During the	Stock		Stock
	Common Stock		Paid-in	Development	To be		To be	Subscription	Deferred
	Shares	Amount	Capital	Stage	Issued		Cancelled	Receivable	Interest	Total
Issuance of stock to founders, February 15, 2003 ($.001/share)	28,476,200	$28,476	$(14,238)							$14,238
Issuance of stock for cash, February 15-December 31, 2003 ($.10/share)	8,432,330	8,432	$834,802					$(29,400)		813,834
Issuance of stock for vehicles and equipment, September 15, 2003 ($.10/share)	1,034,330	1,034	102,399							103,433
Issuance of stock for interest, October 1, 2003 ($.10/share)	332,060	332	32,874							33,206
Issuance of stock for services and expenses, November 1, 2003 ($.10/share)	1,725,080	1,726	170,782							172,508
Stock to be issued for cash received, November 1, 2003 ($.10/share)					$129,500					129,500
Reverse acquisition of Western Sierra, Inc., December 1, 2003	5,059,370	5,060	(5,060)							-
Cash received for subscriptions, December 2, 2003 ($.10/share)	1,295,000	1,294	128,206		(129,500)					-
Issuance of stock for cash, December 5, 2003 ($.10/share)	163,160	162	16,154							16,316
Issuance of stock for deferred interest, December 31, 2003 ($.10/share)	3,053,334	3,054	302,279						$(305,333)	-
Amortization of deferred interest									44,101	44,101
Net loss for period				$(998,781)						(998,781)
Balance, December 31, 2003	49,570,864	$49,570	$1,568,198	$(998,781)		$-	$-	$(29,400)	$(261,232)	$328,355
Issuance of stock for cash, January 1 - December 31, 2004 ($.10/share)	7,685,416	7,686	736,331							744,017
Issuance of stock for materials and equipment, June 30, 2004 ($.10/share)	208,480	208	20,656							20,864
Issuance of stock for compensation and consulting, June 30, 2004 ($.10/share)	2,718,000	2,718	269,082		141,179					412,979
Issuance of replacement shares, December 31, 2004	1,010,014	1,010	(505)				(505)			-
Write off uncollectible subscription receivable, December 31, 2004			(29,400)					29,400		-
Amortization of deferred interest									261,232	261,232
Net loss for period				(1,346,520)						(1,346,520)
Balance, December 31, 2004	61,192,774	$61,192	$2,564,362	$(2,345,301)	$141,179		$(505)	$-	$-	$420,927
Issuance of stock for cash, January 1 - July 7, 2005 ($ 11/share)	293,648	296	30,687							30,983
Issuance of stock for acquisition of mining property, July 7, 2005 ($.08/share)	20,522,634	20,522	1,518,675							1,539,197
Effect 2-for-1 stock split, July 7, 2005	-	-	-							-
Issuance of stock for cash, July 8 - December 31, 2005 ($.21/share)	785,625	785	170,968							171,753
Issuance of stock for professional fees, September 30, 2005 ($.15/share)	4,050,000	4,050	603,450							607,500
Issuance of stock for exploration costs, October 15, 2005 ($.025/share)	10,030,755	10,031	240,738		(105,884)					144,885
Issuance of stock for compensation, December 31, 2005 ($.025/share)	3,343,585	3,343	80,246		(35,295)					48,294
Net loss for period				(909,074)						(909,074)
Balance, December 31, 2005	100,219,021	$100,219	$5,209,126	$(3,254,375)		$-	$(505)	$-	$-	$2,054,465
Issuance of stock for cash, January 25, 2006 ($.02/share)	5,850,000	5,850	106,525							112,375
Issuance of stock for cash, November 14, 2006 ($.02/share)	1,250,000	1,250	23,750							25,000
Issuance of stock for interest, December 4, 2006 ($.02/share)	2,000,000	2,000	18,000							20,000
Issuance of stock for professional fees ($.01/share)	1,019,166	1,019	9,364				505			10,888
Issuance of stock for exploration costs ($.01-$.025/share)	29,580,000	29,580	311,220							340,800
Net loss for period				(717,986)						(717,986)
Balance, December 31, 2006	139,918,187	$139,918	$5,677,985	$(3,972,361)		$-	$-	$-	$-	$1,845,542
Net loss for period				(62,323)						(62,323)
Balance, March 31, 2007	139,918,187	$139,918	$5,677,985	$(4,034,684)		$-	$-	$-	$-	$1,783,219

WESTERN SIERRA MINING CORP.
(A Exploration Stage Company)
Condensed Statements of Cash Flows
Unaudited

	For the Three	For the Three	From February 25,
	Months Ended	Months Ended	2003 (Inception)
	March 31,	March 31,	through March 31,
	2007	2006	2007
Operating Activities
Net loss	$(62,323)	$(337,608)	$(4,034,684)

Adjustments to reconcile net loss to net cash
useed in operating activities:
Depreciation and amortization	-	-	179,492
Issuance of shares to founders for organization costs	-	-	14,238
Issuance of shares for exploration, compensation and expenses	-	75,000	1,737,855
Issuance of shares for interest expense	-	-	53,206
Loss on disposal of assets	-	(486)	31,964
Amortization of deferred interest	-	-	261,232
(Increase) decrease in assets:
Other assets	-	(9,711)	(1)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	52,500	199,676	262,500

Total adjustments	52,500	264,479	2,540,486

Net cash used in operating activities	(9,823)	(73,129)	(1,494,198)

Investing Activities
Purchases of property and equipment	-		(211,944)
Proceeds from sales of property and equipment	-	-	14,600
Cash paid for plant development costs	-	-	(844,220)
Net cash used in investing activities	-	-	(1,041,564)

Financing Activities
Issuance of stock for cash	-	112,375	2,043,778
Payments on borrowings	-	-	(121,799)
Proceeds from borrowings	-	-	619,886
Net cash used in financing activities	-	112,375	2,541,865

Net increase(decrease) in cash and cash equivalents	(9,823)	39,246	6,103

Cash and cash equivalents at beginning of period	15,926	395	-

Cash and cash equivalents at end of period	$6,103	$39,641	$6,103

Supplemental cash flow information:
Cash paid during the period for interest	$-	$-	$4,814

Cash paid during the period for income taxes	$-	$-	$-

Noncash investing and financing activities:
Acquisition of vehicles and equipment by issuance of stock	$-	$-	$124,297
Acquisition of mining property by issuance of stock	$-	$-	$1,539,197
Note issued for acquisition of equipment	$-	$-	$9,000
Issuance of stock for deferred interest	$-	$-	$229,000

WESTERN SIERRA MINING CORP.
AN EXPLORATION STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007

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

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the December 31, 2006 Form 10-K. For presentation purposes, certain balances contained in these notes that are either unchanged or immaterially changed for the period presented are reflected as of the previous year end, December 31, 2006.

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

WESTERN SIERRA MINING CORP.
AN EXPLORATION STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007

Depletion of mining improvements will be computed using the units of production method. The Company has made no provision for depletion for the period from February 25, 2003 (inception) to March 31, 2007 as production had not commenced.

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

Earnings Per Share

Basic (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of March 31, 2007, December 31, 2006 and December 31, 2005.

	For the Year	For the
	Ended	Year Ended
	December	December
	31,	31,
	2006	2005

Loss (numerator)	$(717,986)	$(909,074)
Shares (denominator)	120,068,604	80,705,898
Per share amount	$(0.01)	$(0.01)

WESTERN SIERRA MINING CORP.
AN EXPLORATION STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007

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

Environmental Remediation Costs

Environmental remediation costs are accrued based on estimates of known environmental remediation exposure. Such accruals are recorded even if significant uncertainties exist over the ultimate cost of the remediation. It is reasonably possible that the Company's estimates of reclamation liabilities, if any, could change as a result of changes in regulations, extent of environmental remediation required, means of reclamation or cost estimates. Ongoing environmental compliance costs, including maintenance and monitoring costs, are expensed as incurred. There was no environmental remediation costs accrued at March 31, 2007.

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

WESTERN SIERRA MINING CORP.
AN EXPLORATION STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 3 - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Through March 31, 2007, the Company had incurred cumulative losses of $4,034,684 and negative working capital of $363,847 as of March 31, 2007. The Company’s successful transition from a development stage company to attaining profitable operations is dependent upon obtaining financing adequate to fulfill its exploration activities, development of its properties and achieving a level of revenues adequate to support the Company’s cost structure. Management’s plan of operations anticipates that the cash requirements for the next twelve months will be met by obtaining capital contributions through the sale of its common stock and cash flows from operations. There is no assurance that the company will be able to implement the plan.

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
MARCH 31, 2007

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

WESTERN SIERRA MINING CORP.
AN EXPLORATION STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007

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
MARCH 31, 2007

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
MARCH 31, 2007

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

The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Codes are met. These losses are as follows:

		Expiration
Year of Loss	Amount	Date

2003	$999,000	2023
2004	1,346,000	2024
2005	909,000	2025
2006	718,000	2026

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

Revenues.

We generated no revenues from mining operations during the quarter ended March 31, 2007.

Net Income (Loss)

     Our net loss for the three months ended March 31, 2007 was $62,323 of which $0 was non-cash related resulting in a cash cost of $62,323. Our net loss for the three months ended March 31, 2006 was $337,608 of which $75,000 was non-cash related resulting in a cash cost of $262,608.

As of March 31, 2007, we had negative working capital of approximately $363,847.

     There is no assurance whatsoever that we will generate any operating revenues during the second quarter of 2007 or that any of our proposed plans to raise capital and otherwise fund operations will prove successful. Our inability to obtain sufficient funding will delay our planned operations or, possibly, force us to go out of business.

General and Administrative Expenses

     During the quarter ended March 31, 2007 we expended $62,323 down 82% from the same quarter of the previous year total of $338,094 for general and administrative costs.

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

PART II. OTHER INFORMATION

ITEM 5. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no maters submitted to a vote of the security holders during the quarter ending March 31, 2007.

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

Dated: October 22, 2008