Form 10QSB
period 2007-06-30
WESTERN SIERRA MINING CORP
filed 2008-10-28
CIK 42050

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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

Shares of Common Stock, par value $.001
(Title of class)

     The issuer has (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day: Yes ☒ No ☐

On June 30, 2007 there were 140,818,187 outstanding shares of the registrant’s common stock.

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

     You should read the following un-audited interim consolidated financial statements and the accompanying notes together with our Annual Report of Form 10-KSB for the year ended December 31, 2006. Our 2006 Annual Report contains information that may be helpful in analyzing the financial information contained in this report and in comparing our results of operations for the three-month periods ending June 30, 2006 and June 30, 2007.

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

WESTERN SIERRA MINING CORP.
(An Exploration Stage Company)
Condensed Balance Sheets
(Unaudited)

ASSETS
	June 30,	December 31,
	2007	2006
CURRENT ASSETS
Cash and cash equivalents	$6,106	$15,926
Other assets	-	-
Total current assets	6,106	15,926

PROPERTY AND EQUIPMENT, net	894,797	894,797

MINING PROPERTY	1,539,197	1,539,197

Total Assets	$2,440,100	$2,449,920

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$-	$-
Accrued expenses	315,000	210,000
Loans from shareholders	107,450	107,450
Advances from shareholders	-	-
Current maturities of notes payable	-	-
Total current liabilities	422,450	317,450

LONG-TERM NOTES PAYABLE - RELATED PARTY	286,928	286,928

TOTAL LIABILITIES	709,378	604,378

STOCKHOLDERS' EQUITY
Common stock - par value $.001
200,000,000 shares authorized; 140,818,187 and
139,918,187 shares issued and outstanding respectively	140,818	139,918
Paid-in capital	5,684,285	5,677,985
Subscriptions receivable	-	-
Deficit accumulated during the exploration stage	(4,094,381)	(3,972,361)
Total stockholders' equity	1,730,722	1,845,542

Total Liabilities and Stockholders' Equity	$2,440,100	$2,449,920

WESTERN SIERRA MINING CORP.
(An Exploration Stage Company)
Condensed Statements of Operations
(Unaudited)

					From February 25,
	Three Months	Three Months	Six Months	Six Months	2003 (Inception)
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,	through June 30,
	2007	2006	2007	2006	2007

REVENUES	$-	$-	$-	$-	$-

OPERATING COSTS AND EXPENSES
Compensation	13,125	2,500	24,375	15,625	1,188,811
Employee expenses	-	-	-	-	44,082
Professional fees	-	-	-	-	963,303
Exploration expenses	44,611	15,626	44,736	60,237	463,568
Legal and professional	-	405	-	405	96,326
Equipment and vehicle expenses	-	832	-	832	70,384
Rent	-	-	-	-	48,241
Insurance	-	-	-	-	19,753
Licenses,permits, fees	-	927	-	927	38,898
Depreciation	-	-	-	-	135,391
Office expenses	365	2,529	1,204	2,894	66,455
Reporting company expenses	1,596	1,823	1,761	3,419	11,480
Supplies	-	-	-	-	29,064
Organization expenses	-	-	-	-	14,181

Total Expenses	59,697	24,642	122,020	84,339	3,699,081

Operating Loss	(59,697)	(24,642)	(122,020)	(84,339)	(3,699,081)

OTHER INCOME (EXPENSES)
Gain (Loss) on disposal of assets	-	7,000	-	7,000	(31,964)
Interest income	-	-	-	-	18
Interest expense	-	-	-	-	(363,354)

Income before income taxes	(59,697)	(17,642)	(122,020)	(77,339)	(4,094,381)

Provision for income taxes	-	-	-	-	-

NET INCOME (LOSS)	$(59,697)	$(17,642)	$(122,020)	$(77,339)	$(4,094,381)

Earnings Per Share (see Note 2)
Basic and diluted weighted average number of common
stock outstanding	139,918,187	109,069,021	140,818,187	104,644,021

Basic and diluted net loss per share	$-	$-	$-	$-

WESTERN SIERRA MINING CORP.
(An Exploration Stage Company)
Condensed Statement of Stockholders' Equity
(Unaudited)
				Deficit
				Accumulated
				During the	Stock		Stock
	Common Stock		Paid-in	Exploration	To be		To be	Subscription	Deferred
	Shares	Amount	Capital	Stage	Issued		Cancelled	Receivable	Interest	Total
Issuance of stock to founders, February 15, 2003 ($.001/share)	28,476,200	$28,476	$(14,238)							$14,238
Issuance of stock for cash, February 15-December 31, 2003 ($.10/share)	8,432,330	8,432	$834,802					$(29,400)		813,834
Issuance of stock for vehicles and equipment, September 15, 2003 ($.10/share)	1,034,330	1,034	102,399							103,433
Issuance of stock for interest, October 1, 2003 ($.10/share)	332,060	332	32,874							33,206
Issuance of stock for services and expenses, November 1, 2003 ($.10/share)	1,725,080	1,726	170,782							172,508
Stock to be issued for cash received, November 1, 2003 ($.10/share)					$129,500					129,500
Reverse acquisition of Western Sierra, Inc., December 1, 2003	5,059,370	5,060	(5,060)							-
Cash received for subscriptions, December 2, 2003 ($.10/share)	1,295,000	1,294	128,206		(129,500)					-
Issuance of stock for cash, December 5, 2003 ($.10/share)	163,160	162	16,154							16,316
Issuance of stock for deferred interest, December 31, 2003 ($.10/share)	3,053,334	3,054	302,279						$(305,333)	-
Amortization of deferred interest									44,101	44,101
Net loss for period				$(998,781)						(998,781)
Balance, December 31, 2003	49,570,864	$49,570	$1,568,198	$(998,781)		$-	$-	$(29,400)	$(261,232)	$328,355
Issuance of stock for cash, January 1 - December 31, 2004 ($.10/share)	7,685,416	7,686	736,331							744,017
Issuance of stock for materials and equipment, June 30, 2004 ($.10/share)	208,480	208	20,656							20,864
Issuance of stock for compensation and consulting, June 30, 2004 ($.10/share)	2,718,000	2,718	269,082		141,179					412,979
Issuance of replacement shares, December 31, 2004	1,010,014	1,010	(505)				(505)			-
Write off uncollectible subscription receivable, December 31, 2004			(29,400)					29,400		-
Amortization of deferred interest									261,232	261,232
Net loss for period				(1,346,520)						(1,346,520)
Balance, December 31, 2004	61,192,774	$61,192	$2,564,362	$(2,345,301)	$141,179		$(505)	$-	$-	$420,927
Issuance of stock for cash, January 1 - July 7, 2005 ($ 11/share)	293,648	296	30,687							30,983
Issuance of stock for acquisition of mining property, July 7, 2005 ($.08/share)	20,522,634	20,522	1,518,675							1,539,197
Effect 2-for-1 stock split, July 7, 2005	-	-	-							-
Issuance of stock for cash, July 8 - December 31, 2005 ($.21/share)	785,625	785	170,968							171,753
Issuance of stock for professional fees, September 30, 2005 ($.15/share)	4,050,000	4,050	603,450							607,500
Issuance of stock for exploration costs, October 15, 2005 ($.025/share)	10,030,755	10,031	240,738		(105,884)					144,885
Issuance of stock for compensation, December 31, 2005 ($.025/share)	3,343,585	3,343	80,246		(35,295)					48,294
Net loss for period				(909,074)						(909,074)
Balance, December 31, 2005	100,219,021	$100,219	$5,209,126	$(3,254,375)		$-	$(505)	$-	$-	$2,054,465
Issuance of stock for cash, January 25, 2006 ($.02/share)	5,850,000	5,850	106,525							112,375
Issuance of stock for cash, November 14, 2006 ($.02/share)	1,250,000	1,250	23,750							25,000
Issuance of stock for interest, December 4, 2006 ($.02/share)	2,000,000	2,000	18,000							20,000
Issuance of stock for professional fees ($.01/share)	1,019,166	1,019	9,364				505			10,888
Issuance of stock for exploration costs ($.01-$.025/share)	29,580,000	29,580	311,220							340,800
Net loss for period				(717,986)						(717,986)
Balance, December 31, 2006	139,918,187	$139,918	$5,677,985	$(3,972,361)		$-	$-	$-	$-	$1,845,542
Net loss for period				(62,323)						(62,323)
Balance, March 31, 2007	139,918,187	$139,918	$5,677,985	$(4,034,684)		$-	$-	$-	$-	$1,783,219
Issuance of stock for cash, May 25, 2007 ($.01/share)	900,000	900	6,300							7,200
Net loss for period				(59,697)						(59,697)
Balance, June 30, 2007	140,818,187	$140,818	$5,684,285	$(4,094,381)		$-	$-	$-	$-	$1,730,722

WESTERN SIERRA MINING CORP.
(An Exploration Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Six	For the Six	From February 25,
	Months Ended	Months Ended	2003 (Inception)
	June 30,	June 30,	through June 30,
	2007	2006	2007
Operating Activities:
Net loss	$(122,020)	$(355,250)	$(4,094,381)

Adjustments to reconcile net loss to net cash
useed in operating activities:
Depreciation and amortization	-	-	179,492
Issuance of shares to founders for organization costs	-	-	14,238
Issuance of shares for exploration and compensation	-	75,000	1,737,855
Issuance of shares for interest expense	-	-	53,206
(Gain) Loss on disposal of assets	-	7,486	31,964
Amortization of deferred interest	-	-	261,232
(Increase) decrease in assets:
Other assets	-	(19,761)	(1)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	105,000	193,626	315,000

Total adjustments	105,000	256,351	2,592,986

Net cash used in operating activities	(17,020)	(98,899)	(1,501,395)

Investing Activities:
(Purchases) Disposals of property and equipment	-	5,678	(197,344)
Cash paid for plant development costs	-	-	(844,220)
Net cash used in investing activities	-	5,678	(1,041,564)

Financing Activities:
Issuance of stock for cash	7,200	112,375	2,050,978
Payments on borrowings	-	(6,050)	(121,799)
Proceeds from borrowings	-	-	619,886
Net cash provided by financing activities	7,200	106,325	2,549,065

Net increase in cash and cash equivalents	(9,820)	13,104	6,106

Cash and cash equivalents at beginning of period	15,926	395	-

Cash and cash equivalents at end of period	$6,106	$13,499	$6,106

Supplemental cash flow information:
Cash paid during the period for interest	$-	$-	$4,814

Cash paid during the period for income taxes	$-	$-	$-

Noncash investing and financing activities:
Acquisition of vehicles and equipment by issuance of stock	$-	$-	124,297
Acquisition of mining property by issuance of stock	$-	$-	1,539,197
Note issued for acquisition of equipment	$-	$-	9,000
Issuance of stock for deferred interest	$-	$-	229,000

WESTERN SIERRA MINING CORP.
AN EXPLORATION STAGE COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2007

NOTE 1 - Organization and Basis of Presentation

Western Sierra Mining Corp. ("Western Sierra", "the Company", "we" or "us")(formerly Global Decs Corp.) was formed in 1907 in the State of Utah to engage in gold and other precious mineral mining. The Company is an exploration stage enterprise.

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

WESTERN SIERRA MINING CORP.
AN EXPLORATION STAGE COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2007

Depletion of mining improvements will be computed using the units of production method. The Company has made no provision for depletion for the period from February 25, 2003 (inception) to June 30, 2007 as production had not commenced.

Provision is made for depreciation of office furniture fixtures and equipment, machinery and equipment, and building. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets which are 5 to 10 years. The Company has made no provision for depreciation of the Picacho Plant in these financial statements as production has not yet commenced.

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
JUNE 30, 2007

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

WESTERN SIERRA MINING CORP.
AN EXPLORATION STAGE COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2007

NOTE 3 - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Through June 30, 2007, the Company had incurred cumulative losses of $4,094,381 and negative working capital of $416,344 as of June 30, 2007. The Company’s successful transition from a development stage company to attaining profitable operations is dependent upon obtaining financing adequate to fulfill its exploration activities, development of its properties and achieving a level of revenues adequate to support the Company’s cost structure. Management’s plan of operations anticipates that the cash requirements for the next twelve months will be met by obtaining capital contributions through the sale of its common stock and cash flows from operations. There is no assurance that the company will be able to implement the plan.

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
JUNE 30, 2007

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

2007:
We issued 900,000 shares for cash consideration totaling $7,200.

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

WESTERN SIERRA MINING CORP.
AN EXPLORATION STAGE COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2007

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

The Company has made no provision for depreciation of the Picacho Plant in these financial statements as production has not yet commenced.

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
JUNE 30, 2007

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

NOTE 9 - Income Taxes

The Company has adopted FASB 109 to account for income taxes. The Company currently has no issue that creates timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty as to the utilization of net operating loss carry forwards, an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate. No

WESTERN SIERRA MINING CORP.
AN EXPLORATION STAGE COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2007

provision for income taxes has been recorded due to the net operating loss carryforward of $3,972,361 as December 31, 2006 that will be offset against further taxable income. No tax benefit has been reported in financial statements.

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

Revenues.

We generated no revenues from mining operations during the quarter ended June 30, 2007.

Net Income (Loss)

     Our net loss for the three months ended June 30, 2007 was $59,697 of which $0 was non-cash related resulting in a cash cost of $59,697. Our net loss for the three months ended June 30, 2006 was $17,642 of which $7,000 was non-cash related resulting in a cash cost of $24,642.

As of June 30, 2007, we had negative working capital of approximately $416,344.

     There is no assurance whatsoever that we will generate any operating revenues during the third quarter of 2007 or that any of our proposed plans to raise capital and otherwise fund operations will prove successful. Our inability to obtain sufficient funding will delay our planned operations or, possibly, force us to go out of business.

General and Administrative Expenses

     During the quarter ended June 30, 2007 we expended $59,697 up 242% from the same quarter of the previous year total of $24,642 for general and administrative costs.

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

PART II. OTHER INFORMATION

ITEM 5. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no maters submitted to a vote of the security holders during the quarter ending June 30,2007.

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