Form 10QSB
period 2007-09-30
WESTERN SIERRA MINING CORP
filed 2008-10-31
CIK 42050

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___
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

Shares of Common Stock, par value $.001
(Title of class)

     The issuer has (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day: Yes ☒ No ☐

     On September 30, 2007 there were 163,328,187 outstanding shares of the registrant’s common stock.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

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

     You should read the following un-audited interim consolidated financial statements and the accompanying notes together with our Annual Report of Form 10-KSB for the year ended December 31, 2006. Our 2006 Annual Report contains information that may be helpful in analyzing the financial information contained in this report and in comparing our results of operations for the three-month periods ending September 30, 2006 and September 30, 2007.

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

WESTERN SIERRA MINING CORP.
(An Exploration Stage Company)
Condensed Balance Sheets
(Unaudited)

ASSETS
	September 30,	December 31,
	2007	2006
CURRENT ASSETS
Cash and cash equivalents	$741	$15,926
Other assets	-	-
Total current assets	741	15,926

PROPERTY AND EQUIPMENT, net	894,797	894,797

MINING PROPERTY	1,820,347	1,539,197

Total Assets	$2,715,885	$2,449,920

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$-	$-
Accrued expenses	367,500	210,000
Loans from shareholders	210,450	107,450
Advances from shareholders	-	-
Current maturities of notes payable	-	-
Total current liabilities	577,950	317,450

LONG-TERM NOTES PAYABLE - RELATED PARTY	286,928	286,928

TOTAL LIABILITIES	864,878	604,378

STOCKHOLDERS' EQUITY
Common stock - par value $.001
200,000,000 shares authorized; 163,328,187 and
139,918,187 shares issued and outstanding respectively	163,328	139,918
Paid-in capital	5,841,855	5,677,985
Subscriptions receivable	-	-
Deficit accumulated during the exploration stage	(4,154,176)	(3,972,361)
Total stockholders' equity	1,851,007	1,845,542

Total Liabilities and Stockholders' Equity	$2,715,885	$2,449,920

WESTERN SIERRA MINING CORP.
(An Exploration Stage Company)
Condensed Statements of Operations
(Unaudited)

					From Feb. 25, 2003 (Inception) through Sept. 30, 2007
Three Months Ended Sept. 30, 2007		Three Months Ended Sept. 30, 2006	Nine Months Ended Sept. 30, 2007	Nine Months Ended Sept. 30, 2006

REVENUES	$-	$-	$-	$-	$-

OPERATING COSTS AND EXPENSES
Compensation	13,125	1,800	37,500	65,800	1,201,936
Employee expenses	-	-	-	-	44,082
Professional fees	2,118	-	2,243	263,455	965,546
Exploration expenses	42,386		136,941	3,735	555,773
Legal and professional	-		-	15,490	96,326
Equipment and vehicle expenses	-	186	-	1,305	70,384
Rent	-	-	-	4,000	48,241
Insurance	-	-	-	5,000	19,753
Licenses,permits, fees	-	-	-	1,052	38,898
Depreciation	-	-	-	-	135,391
Office expenses	1,620	1,779	2,825	9,204	68,076
Reporting company expenses	546	626	2,306	3,139	12,025
Supplies	-	-	-	-	29,064
Organization expenses	-	-	-	-	14,181

Total Expenses	59,795	9,444	181,815	372,180	3,758,876

Operating Loss	(59,795)	(9,444)	(181,815)	(372,180)	(3,758,876)

OTHER INCOME (EXPENSES)
Gain (Loss) on disposal of assets	-	-	-	7,586	(31,964)
Interest income	-	-	-	-	18
Interest expense	-	-	-	-	(363,354)

Income before income taxes	(59,795)	(9,444)	(181,815)	(364,594)	(4,154,176)

Provision for income taxes	-	-	-	-	-

NET INCOME (LOSS)	$(59,795)	$(9,444)	$(181,815)	$(364,594)	$(4,154,176)

Earnings Per Share (see Note 2)
Basic and diluted weighted average number of common
stock outstanding	161,122,100	109,194,021	147,182,509	104,769,021

Basic and diluted net loss per share	$-	$-	$-	$-

WESTERN SIERRA MINING CORP.
(An Exploration Stage Company)
Condensed Statement of Stockholders' Equity
(Unaudited)
				Deficit
				Accumulated
				During the	Stock		Stock
	Common Stock		Paid-in	Exploration	To be		To be	Subscription	Deferred
	Shares	Amount	Capital	Stage	Issued		Cancelled	Receivable	Interest	Total
Issuance of stock to founders, February 15, 2003 ($.001/share)	28,476,200	$28,476	$(14,238)							$14,238
Issuance of stock for cash, February 15-December 31, 2003 ($.10/share)	8,432,330	8,432	$834,802					$(29,400)		813,834
Issuance of stock for vehicles and equipment, September 15, 2003 ($.10/share)	1,034,330	1,034	102,399							103,433
Issuance of stock for interest, October 1, 2003 ($.10/share)	332,060	332	32,874							33,206
Issuance of stock for services and expenses, November 1, 2003 ($.10/share)	1,725,080	1,726	170,782							172,508
Stock to be issued for cash received, November 1, 2003 ($.10/share)					$129,500					129,500
Reverse acquisition of Western Sierra, Inc., December 1, 2003	5,059,370	5,060	(5,060)							-
Cash received for subscriptions, December 2, 2003 ($.10/share)	1,295,000	1,294	128,206		(129,500)					-
Issuance of stock for cash, December 5, 2003 ($.10/share)	163,160	162	16,154							16,316
Issuance of stock for deferred interest, December 31, 2003 ($.10/share)	3,053,334	3,054	302,279						$(305,333)	-
Amortization of deferred interest									44,101	44,101
Net loss for period				$(998,781)						(998,781)
Balance, December 31, 2003	49,570,864	$49,570	$1,568,198	$(998,781)		$-	$-	$(29,400)	$(261,232)	$328,355
Issuance of stock for cash, January 1 - December 31, 2004 ($.10/share)	7,685,416	7,686	736,331							744,017
Issuance of stock for materials and equipment, June 30, 2004 ($.10/share)	208,480	208	20,656							20,864
Issuance of stock for compensation and consulting, June 30, 2004 ($.10/share)	2,718,000	2,718	269,082		141,179					412,979
Issuance of replacement shares, December 31, 2004	1,010,014	1,010	(505)				(505)			-
Write off uncollectible subscription receivable, December 31, 2004			(29,400)					29,400		-
Amortization of deferred interest									261,232	261,232
Net loss for period				(1,346,520)						(1,346,520)
Balance, December 31, 2004	61,192,774	$61,192	$2,564,362	$(2,345,301)	$141,179		$(505)	$-	$-	$420,927
Issuance of stock for cash, January 1 - July 7, 2005 ($ 11/share)	293,648	296	30,687							30,983
Issuance of stock for acquisition of mining property, July 7, 2005 ($.08/share)	20,522,634	20,522	1,518,675							1,539,197
Effect 2-for-1 stock split, July 7, 2005	-	-	-							-
Issuance of stock for cash, July 8 - December 31, 2005 ($.21/share)	785,625	785	170,968							171,753
Issuance of stock for professional fees, September 30, 2005 ($.15/share)	4,050,000	4,050	603,450							607,500
Issuance of stock for exploration costs, October 15, 2005 ($.025/share)	10,030,755	10,031	240,738		(105,884)					144,885
Issuance of stock for compensation, December 31, 2005 ($.025/share)	3,343,585	3,343	80,246		(35,295)					48,294
Net loss for period				(909,074)						(909,074)
Balance, December 31, 2005	100,219,021	$100,219	$5,209,126	$(3,254,375)		$-	$(505)	$-	$-	$2,054,465
Issuance of stock for cash, January 25, 2006 ($.02/share)	5,850,000	5,850	106,525							112,375
Issuance of stock for cash, November 14, 2006 ($.02/share)	1,250,000	1,250	23,750							25,000
Issuance of stock for interest, December 4, 2006 ($.02/share)	2,000,000	2,000	18,000							20,000
Issuance of stock for professional fees ($.01/share)	1,019,166	1,019	9,364				505			10,888
Issuance of stock for exploration costs ($.01-$.025/share)	29,580,000	29,580	311,220							340,800
Net loss for period				(717,986)						(717,986)
Balance, December 31, 2006	139,918,187	$139,918	$5,677,985	$(3,972,361)		$-	$-	$-	$-	$1,845,542
Net loss for period				(62,323)						(62,323)
Balance, March 31, 2007	139,918,187	$139,918	$5,677,985	$(4,034,684)		$-	$-	$-	$-	$1,783,219
Issuance of stock for cash, May 25, 2007 ($.01/share)	900,000	900	6,300							7,200
Net loss for period				(59,697)						(59,697)
Balance, June 30, 2007	140,818,187	$140,818	$5,684,285	$(4,094,381)		$-	$-	$-	$-	$1,730,722
Issuance of stock for acquisition of mining property, July 9, 2007 ($.01/share)	22,500,000	22500	157500							180,000
Issuance of stock for professional fees, July 9, 2007 ($.01/share)	10,000	10	70							80
Net loss for period				(59,795)						(59,795)
Balance, September 30, 2007	163,328,187	$163,328	$5,841,855	$(4,154,176)		$-	$-	$-	$-	$1,851,007

WESTERN SIERRA MINING CORP.
(An Exploration Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Nine	For the Nine	From February 25,
	Months Ended	Months Ended	2003 (Inception)
	Sept.	Sept.	through Sept. 30,
	2007	2006	2007
Operating Activities:
Net loss	$(181,815)	$(364,694)	$(4,154,176)

Adjustments to reconcile net loss to net cash
useed in operating activities:
Depreciation and amortization	-	-	179,492
Issuance of shares to founders for organization costs	-	-	14,238
Issuance of shares for exploration and compensation	80	75,000	1,737,935
Issuance of shares for interest expense	-	-	53,206
(Gain) Loss on disposal of assets	-	7,486	31,964
Amortization of deferred interest	-	-	261,232
(Increase) decrease in assets:
Other assets	-	(21,759)	(1)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	157,500	199,303	367,500

Total adjustments	157,580	260,030	2,645,566

Net cash used in operating activities	(24,235)	(104,664)	(1,508,610)

Investing Activities:
(Purchases) Disposals of property and equipment	(101,150)	-	(298,494)
Cash paid for plant development costs	-	-	(844,220)
Net cash used in investing activities	(101,150)	-	(1,142,714)

Financing Activities:
Issuance of stock for cash	7,200	117,375	2,050,978
Payments on borrowings	-	(6,050)	(121,799)
Proceeds from borrowings	103,000	-	722,886
Net cash provided by financing activities	110,200	111,325	2,652,065

Net increase in cash and cash equivalents	(15,185)	6,661	741

Cash and cash equivalents at beginning of period	15,926	395	-

Cash and cash equivalents at end of period	$741	$7,056	$741

Supplemental cash flow information:
Cash paid during the period for interest	$-	$-	$4,814

Cash paid during the period for income taxes	$-	$-	$-

Noncash investing and financing activities:
Acquisition of vehicles and equipment by issuance of stock	$-	$-	124,297
Acquisition of mining property by issuance of stock	$-	$-	1,539,197
Note issued for acquisition of equipment	$-	$-	9,000
Issuance of stock for deferred interest	$-	$-	229,000

WESTERN SIERRA MINING CORP.
AN EXPLORATION STAGE COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

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

WESTERN SIERRA MINING CORP.
AN EXPLORATION STAGE COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

Depletion of mining improvements will be computed using the units of production method. The Company has made no provision for depletion for the period from February 25, 2003 (inception) to September 30, 2007 as production had not commenced.

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
SEPTEMBER 30, 2007

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

WESTERN SIERRA MINING CORP.
AN EXPLORATION STAGE COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 3 - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Through September 30, 2007, the Company had incurred cumulative losses of $4,154,176 and negative working capital of $577,209 as of September 30, 2007. The Company’s successful transition from a development stage company to attaining profitable operations is dependent upon obtaining financing adequate to fulfill its exploration activities, development of its properties and achieving a level of revenues adequate to support the Company’s cost structure. Management’s plan of operations anticipates that the cash requirements for the next twelve months will be met by obtaining capital contributions through the sale of its common stock and cash flows from operations. There is no assurance that the company will be able to implement the plan.

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
SEPTEMBER 30, 2007

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

2006:
From January 25 – November 14, 2006, we issued 7,100,000 shares for cash consideration totaling $137,375.
On December 4, 2006, we issued 2,000,000 shares for interest on debt totaling $20,000.
On December 4, 2006, we issued 1,019,166 shares for consulting fees totaling $10,383.
On August 6, 2006, we issued 29,580,000 shares for exploration costs totaling $340,800.

2007:
On May 25, 2007, we issued 900,000 shares for cash consideration totaling $7,200.
On July 9, 2007, we issued 22,500,000 shares as part of the purchase of a mining property totaling $180,000.
On July 9, 2007, we issued 10,000 shares for consulting fees totaling $80.

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
SEPTEMBER 30, 2007

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
SEPTEMBER 30, 2007

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
SEPTEMBER 30, 2007

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

Revenues.

We generated no revenues from mining operations during the quarter ended September 30 2007.

Net Income (Loss)

     Our net loss for the three months ended September 30, 2007 was $59,795 of which $0 was non-cash related resulting in a cash cost of $59,795. Our net loss for the three months ended September 30, 2006 was $9,444 of which $0 was non-cash related resulting in a cash cost of $9,444.

As of September 30, 2007, we had negative working capital of approximately $577,209.

     There is no assurance whatsoever that we will generate any operating revenues during the fourth quarter of 2007 or that any of our proposed plans to raise capital and otherwise fund operations will prove successful. Our inability to obtain sufficient funding will delay our planned operations or, possibly, force us to go out of business.

General and Administrative Expenses

     During the quarter ended September 30, 2007 we expended $59,795 up 633% from the same quarter of the previous year total of $9,444 for general and administrative costs.

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

PART II. OTHER INFORMATION

ITEM 5. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no maters submitted to a vote of the security holders during the quarter ending September 31, 2007.

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

Dated: October 24, 2008