Form 10-K
period 2007-12-31
WESTERN SIERRA MINING CORP
filed 2008-11-07
CIK 42050

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____  to ______

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

Shares of Common Stock, par value $.001
(Title of class)

     The issuer has (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day: Yes ☒ No ☐

     Disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. ☒

Revenues from continuing operations for the year ended December 31, 2007 were $-0-.

     The aggregate market value of voting common stock held by non affiliates was $1,001,280 on December 31, 2007 based on the price at which the stock was sold or the average bid and ask price of such stock on that day. As of December 31, 2007, 168,338,187 shares of the issuer's common stock, par value $.001, were issued and outstanding.

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
FOR THE YEAR ENDED DECEMBER 31, 2007

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

     With the acquisition of Western Sierra Inc., we are again in the business of acquiring, developing and mining mineral properties. Our primary focus is on acquiring mining properties and reserves in the western United States. We will focus our limited resources on the acquisition and development of mineral reserves and mines located in the Western United States and primarily in Central Arizona. We will continue to look at other potential placer mining properties which could be found by the Company to be operated commercially to the benefit of our shareholders. (see Item 6, Results of Operations)

Gold Basin

The Company has entered into an agreement with Pine Creek Mining Corp. to operate the Gold Basin Placer mine located near Wilhoit, Arizona. Gold Basin is comprised of four claims and is located south of Prescott Arizona on the Hassayampa River. The Gold Basin property has been in partial operation since the fourth quarter of 2006 proving up reserves, verifying recovery rates and establishing future production parameters. The agreement also provides Western with the option to purchase the mine which has proven gold reserves exceeding 150,000 oz and estimated and possible gold reserves of an additional 400,000 oz. As of December 31, 2007, the Company has advanced a total of $100,000 and 4,000,000 shares of the Company’s common stock valued at $.01 per share for a total of $32,000 as earnest money on the project.

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

ITEM 3. LEGAL PROCEEDINGS.

     On January 9, 2007, Stephan Stephanoff filed a lawsuit against the Company and Mr. Chaffee, among other defendants, in the Superior Court of California, County of Riverside. Mr. Stephanoff claims that the Company and Mr. Chaffee, along with the other named Defendants, committed fraud by failing to make payments to Mr. Stephanoff for two pieces of property in which he claims to have an interest. The complaint also alleges that the defendants converted these two pieces of property for their own use and seeks damages in an amount to be proven at trial. The Company intends to vigorously defendant itself and Mr. Chaffee against claims which management believes are baseless. Based on these beliefs, Management feels that its total exposure in this matter will equal the legal fees expended for defense against these claims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the period covered for this report, there were no issues submitted to a vote of the Company’s security holders.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company’s stock is listed with the National Quotation Bureau under the trading symbol WSRA. Such securities are currently held of record by a total of approximately 1350 persons. As of December 31, 2007, there are 168,338,187 shares issued and outstanding.

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

Results of Operations

Revenues.

We generated no revenues from mining operations during the fiscal year ended December 31, 2007.

Costs and Expenses.

We have expended a total of $237,282 for costs and expenses during the period ended December 31, 2007.

     In accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," we review our long-lived assets for impairments. Impairment losses on long-lived assets are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable impairment losses then are measured by comparing the fair value of assets to their carrying amounts. No impairment loss was recognized at December 31, 2007.

Stock based exploration costs totaled $1,760 during the year ended December 31, 2007.

Net Income.

Our net loss for the period year ended December 31, 2007 was $237,282.

     As of December 31, 2007, we had negative working capital of approximately $623,034. To the extent that cash flow is unavailable, management intends to raise all necessary capital through private financing and/or the sale of our securities.

     During the year ended December 31, 2007, we obtained $15,213 from the issuance of common stock. All of our planned activities are dependent upon our ability to obtain adequate financing. Financing, is being sought through private loans and the sale of equity.

     There is no assurance whatsoever that we will generate any operating revenues during the fiscal year ending December 31, 2008 or that any of our proposed plans to raise capital and otherwise fund operations will prove successful. Our inability to obtain sufficient funding will delay our planned operations or, possibly, force us to go out of business.

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

     In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

     Environmental remediation costs are accrued based on estimates of known environmental remediation exposure. Such accruals are recorded even if significant uncertainties exist over the ultimate cost of the remediation. It is reasonably possible that our estimates of reclamation liabilities, if any, could change as a result of changes in regulations, extent of environmental remediation required, means of reclamation or cost estimates. Ongoing environmental compliance costs, including maintenance and monitoring costs, are expensed as incurred. There were no environmental remediation costs accrued at December 31, 2007.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

     In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting non-controlling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

     In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations. This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141. This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Non-controlling Interests in Consolidated Financial Statements. The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

     In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entities’ first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements. The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Results of Operations

     During the period from February 25, 2003 (inception) through December 31, 2007, the Company has accumulated a deficit of $4,209,643. During this period, the Company has engaged in no significant operations other than organizational activities, acquisition of capital, compliance with its periodical reporting requirements, limited mineral and mining properties acquisitions, and recent efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

     For the fiscal year ending December 31, 2007, the Company incurred a loss as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates.

Plan of Operations and Need for Additional Financing

     During the fiscal year ending December 31, 2007, the Company continued with efforts to seek, investigate, and, if warranted, acquire one or more properties or businesses. The Company also plans to file all required periodical reports and to maintain its status as a fully-reporting Company under the Securities Exchange Act of 1934. In order to proceed with its plans for the next year, it is anticipated that the Company will require additional capital in order to meet its cash needs. These include the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended, as well as any costs the Company may have incurred in developing the current business plan.

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

MOORE & ASSOCIATES, CHARTERED
            ACCOUNTANTS AND ADVISORS
                           PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Western Sierra Mining Corp.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Western Sierra Mining Corp. (An Exploration Stage Company) as of December 31, 2007 and December 31, 2006, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2007 and December 31, 2006 and since inception on February 25, 2003 through December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Western Sierra Mining Corp. (An Exploration Stage Company) as of December 31, 2007 and December 31, 2006, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2007 and December 31, 2006 and since inception on February 25, 2003 through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred cumulative losses of $4,209,643 and a negative working capital of $623,034, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered
Las Vegas, Nevada
November 3, 2008

6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

WESTERN SIERRA MINING CORP.
(An Exploration Stage Company)
Balance Sheets

ASSETS
	December 31,	December 31,
	2007	2006
CURRENT ASSETS
Cash and cash equivalents	$4,416	$15,926
Other assets	-	-
Total current assets	4,416	15,926

PROPERTY AND EQUIPMENT, net	894,797	894,797

MINING PROPERTY	1,842,399	1,539,197

Total Assets	$2,741,612	$2,449,920

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$-	$-
Accrued expenses	420,000	210,000
Loans from shareholders	207,450	107,450
Current maturities of notes payable	-	-
Total current liabilities	627,450	317,450

LONG-TERM NOTES PAYABLE - RELATED PARTY	286,928	286,928

Total Liabilities	914,378	604,378

STOCKHOLDERS' EQUITY
Common stock - par value $.001
200,000,000 shares authorized; 168,338,187 and
139,918,187 shares issued and outstanding respectively	168,338	139,918
Paid-in capital	5,868,539	5,677,985
Deficit accumulated during the exploration stage	(4,209,643)	(3,972,361)
Total stockholders' equity	1,827,234	1,845,542

Total Liabilities and Stockholders' Equity	$2,741,612	$2,449,920

WESTERN SIERRA MINING CORP.
(An Exploration Stage Company)
Statements of Operations

			From February 25,
	For the Year	For the Year	2003 (Inception)
	Ended Dec. 31,	Ended Dec. 31,	through Dec. 31,
	2007	2006	2007

REVENUES	$-	$-	$-

OPERATING COSTS AND EXPENSES
Compensation	50,625	183,702	1,215,061
Employee expenses	-	-	44,082
Professional fees	3,923	2,623	969,849
Exploration expenses	176,960	457,200	1,050,369
Legal and professional	-	2,000	98,326
Vehicle and equipment expenses	-	3,805	70,384
Rent	-	12,652	48,241
Insurance	-	-	19,753
Licenses,permits, fees	-	6,051	38,898
Depreciation	-	7,742	135,391
Office expenses	3,318	11,698	68,569
Reporting company expenses	2,456	3,679	12,175
Supplies	-	-	29,064
Organization expenses	-	-	14,181

Total Expenses	237,282	691,152	3,814,343

Operating Loss	(237,282)	(691,152)	(3,814,343)

OTHER INCOME (EXPENSES)
Loss on disposal of assets	-	(6,834)	(31,964)
Interest income	-	-	18
Interest expense	-	(20,000)	(363,354)

Income before income taxes	(237,282)	(717,986)	(4,209,643)

Provision for income taxes	-	-	-

NET INCOME (LOSS)	(237,282)	(717,986)	$(4,209,643)

Earnings Per Share (see Note 2):
Basic and diluted weighted average number
of common shares outstanding	168,338,187	120,068,604

Basic and diluted loss per share	$-	$-

WESTERN SIERRA MINING CORP.
(An Exploration Stage Company)
Statement of Stockholders' Equity
				Deficit
				Accumulated
				During the	Stock	Stock
	Common Stock		Paid-in	Exploration	To be	To be	Subscription	Deferred
	Shares	Amount	Capital	Stage	Issued	Cancelled	Receivable	Interest	Total
Issuance of stock to founders, February 15, 2003 ($.001/share)	28,476,200	$28,476	$(14,238)						$14,238
Issuance of stock for cash, February 15-December 31, 2003 ($.10/share)	8,432,330	8,432	$834,802				$(29,400)		813,834
Issuance of stock for vehicles and equipment, September 15, 2003 ($.10/share)	1,034,330	1,034	102,399						103,433
Issuance of stock for interest, October 1, 2003 ($.10/share)	332,060	332	32,874						33,206
Issuance of stock for services and expenses, November 1, 2003 ($.20/share)	1,725,080	1,726	170,782						172,508
Stock to be issued for cash received, November 1, 2003 ($.10/share)					$129,500				129,500
Reverse acquisition of Western Sierra, Inc., December 1, 2003	5,059,370	5,060	(5,060)						-
Cash received for subscriptions, December 2, 2003 ($.10/share)	1,295,000	1,294	128,206		(129,500)				-
Issuance of stock for cash, December 5, 2003 ($.10/share)	163,160	162	16,154						16,316
Issuance of stock for deferred interest, December 31, 2003 ($.10/share)	3,053,334	3,054	302,279					$(305,333)	-
Amortization of deferred interest								44,101	44,101
Net loss for period				$(998,781)					(998,781)
Balance, December 31, 2003	49,570,864	$49,570	$1,568,198	$(998,781)	$-	$-	$(29,400)	$(261,232)	$328,355
Issuance of stock for cash, January 1 - December 31, 2004 ($.10/share)	7,685,416	7,686	736,331						744,017
Issuance of stock for materials and equipment, June 30, 2004 ($.10/share)	208,480	208	20,656						20,864
Issuance of stock for compensation and consulting, June 30, 2004 ($.10/share)	2,718,000	2,718	269,082		141,179				412,979
Issuance of replacement shares, December 31, 2004	1,010,014	1,010	(505)			(505)			-
Write off uncollectible subscription receivable, December 31, 2004			(29,400)				29,400		-
Amortization of deferred interest								261,232	261,232
Net loss for period				(1,346,520)					(1,346,520)
Balance, December 31, 2004	61,192,774	$61,192	$2,564,362	$(2,345,301)	$141,179	$(505)	$-	$-	$420,927
Issuance of stock for cash, January 1 - July 7, 2005 ($ 11/share)	293,648	296	30,687						30,983
Issuance of stock for acquisition of mining property, July 7, 2005 ($.08/share)	20,522,634	20,522	1,518,675						1,539,197
Effect 2-for-1 stock split, July 7, 2005	-	-	-						-
Issuance of stock for cash, July 8 - December 31, 2005 ($.21/share)	785,625	785	170,968						171,753
Issuance of stock for professional fees, September 30, 2005 ($.15/share)	4,050,000	4,050	603,450						607,500
Issuance of stock for exploration costs, October 15, 2005 ($.025/share)	10,030,755	10,031	240,738		(105,884)				144,885
Issuance of stock for compensation, December 31, 2005 ($.025/share)	3,343,585	3,343	80,246		(35,295)				48,294
Net loss for period				(909,074)					(909,074)
Balance, December 31, 2005	100,219,021	$100,219	$5,209,126	$(3,254,375)	$-	$(505)	$-	$-	$2,054,465
Issuance of stock for cash, January 25, 2006 ($.02/share)	5,850,000	5,850	106,525						112,375
Issuance of stock for cash, November 14, 2006 ($.02/share)	1,250,000	1,250	23,750						25,000
Issuance of stock for interest, December 4, 2006 ($.02/share)	2,000,000	2,000	18,000						20,000
Issuance of stock for consulting fees, December 4, 2006 ($.01/share)	1,019,166	1,019	9,364			505			10,888
Issuance of stock for compensation ($.01-$.025/share)	29,580,000	29,580	311,220						340,800
Net loss for period				(717,986)					(717,986)
Balance, December 31, 2006	139,918,187	$139,918	$5,677,985	$(3,972,361)	$-	$-	$-	$-	$1,845,542
Issuance of stock for cash, May 25, 2007 ($.01/share)	900,000	900	6,300						7,200
Issuance of stock for acquisition of mining property, July 9, 2007 ($ 01/share)	15,000,000	15,000	105,000						120,000
Issuance of stock for conversion of debt to equity, July 9, 2007 ($ 01/share)	7,500,000	7,500	42,500						50,000
Issuance of stock for professional fees, July 9, 2007 ($.01/share)	10,000	10	70						80
Issuance of stock for acquisition of mining property, October 15, 2007 ($ 01/share)	4,000,000	4,000	28,000						32,000
Issuance of stock for professional fees, October 15, 2007 ($.01/share)	210,000	210	1470						1,680
Issuance of stock for cash, November 18, 2007 ($.01/share)	800,000	800	7,214						8,014
Net loss for period				(237,282)					(237,282)
Balance, December 31, 2007	168,338,187	$168,338	$5,868,539	$(4,209,643)	$-	$-	$-	$-	$1,827,234

WESTERN SIERRA MINING CORP.
(An Exploration Stage Company)
Statements of Cash Flows

			From February 25,
	For the Year	For the Year	2003 (Inception)
	Ended Dec. 31,	Ended Dec. 31,	through Dec. 31,
	2007	2006	2007
Operating activities:
Net loss	$(237,282)	$(717,986)	$(4,209,643)

Adjustments to reconcile net loss to net cash
useed in operating activities:
Depreciation and amortization	-	7,742	179,492
Issuance of shares to founders for organization costs	-	-	14,238
Issuance of shares for exploration, compensation and expenses	1,760	351,688	1,739,615
Issuance of shares for interest expense	-	20,000	53,206
Loss on disposal of assets	-	6,834	31,964
Amortization of deferred interest	-	-	261,232
(Increase) decrease in assets:
Other assets	-	1,652	(1)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	210,000	199,676	420,000

Total adjustments	211,760	587,592	2,699,746

Net cash used in operating activities	(25,522)	(130,394)	(1,509,897)

Investing activities:
Purchases of property and equipment	(151,201)	-	(363,145)
Proceeds from sales of property and equipment	-	14,600	14,600
Cash paid for plant development costs	-	-	(844,220)
Net cash provided by investing activities	(151,201)	14,600	(1,192,765)

Financing activities:
Issuance of stock for cash	65,213	137,375	2,108,991
Payments on borrowings	(3,200)	(6,050)	(124,999)
Proceeds from borrowings	103,200	-	723,086
Net cash provided by financing activities	165,213	131,325	2,707,078

Net increase(decrease) in cash and cash equivalents	(11,510)	15,531	4,416

Cash and cash equivalents at beginning of period	15,926	395	-

Cash and cash equivalents at end of period	$4,416	$15,926	$4,416

Supplemental cash flow information:
Cash paid during the period for interest	$-	$-	$4,814

Cash paid during the period for income taxes	$-	$-	$-

Noncash investing and financing activities:
Acquisition of vehicles and equipment by issuance of stock	$-	$-	$124,297
Acquisition of mining property by issuance of stock	$152,000	$-	$1,691,197
Note issued for acquisition of equipment	$-	$-	$9,000
Issuance of stock for deferred interest	$-	$-	$229,000

WESTERN SIERRA MINING CORP.
AN EXPLORATION STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

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

Depletion of mining improvements will be computed using the units of production method. The Company has made no provision for depletion for the period from February 25, 2003 (inception) to December 31, 2007 as production had not commenced.

Provision is made for depreciation of office furniture fixtures and equipment, machinery and equipment, and building. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets which are 5 to 10 years. The Company has made no provision for depreciation of the Picacho Plant in these financial statements as production has not yet commenced.

WESTERN SIERRA MINING CORP.
AN EXPLORATION STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company reviews its long-lived assets for impairments. Impairment losses on long-lived assets are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses then are measured by comparing the fair value of assets to their carrying amounts. The Company recognized no impairment loss at December 31, 2007.

Revenue Recognition

Revenues, if any, from sales of minerals will be recognized when earned.

Earnings Per Share

Basic (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2007 and December 31, 2006.

	For the Year	For the
	Ended	Year Ended
	December	December
	31,	31,
	2007	2006

Loss (numerator)	$(237,282)	$(717,986)
Shares (denominator)	168,338,187 .	120,068,604 .
Per share amount	$(0.00)	$(0.01)

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
DECEMBER 31, 2007

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

Environmental Remediation Costs

Environmental remediation costs are accrued based on estimates of known environmental remediation exposure. Such accruals are recorded even if significant uncertainties exist over the ultimate cost of the remediation. It is reasonably possible that the Company's estimates of reclamation liabilities, if any, could change as a result of changes in regulations, extent of environmental remediation required, means of reclamation or cost estimates. Ongoing environmental compliance costs, including maintenance and monitoring costs, are expensed as incurred. There were no environmental remediation costs accrued at December 31, 2007.

Recently Issued Accounting Pronouncements

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting non-controlling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on

WESTERN SIERRA MINING CORP.
AN EXPLORATION STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations. This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141. This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Non-controlling Interests in Consolidated Financial Statements. The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entities’ first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements. The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

NOTE 3 - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Through December 31, 2007, the Company had incurred cumulative losses of $4,209,643 and negative working capital of $623,034 as of December 31, 2007. The Company’s successful transition from an exploration stage company to attaining profitable operations is dependent upon obtaining financing adequate to fulfill its exploration activities, development of its properties and achieving a level of revenues adequate to support the Company’s cost structure. Management’s plan of operations anticipates that the cash requirements for the next twelve months will be met by obtaining capital contributions through the sale of its common stock and cash flows from operations. There is no assurance that the company will be able to implement the plan.

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
DECEMBER 31, 2007

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

2007:

We issued 1,700,000 shares for cash consideration totaling $15,214.
We issued 26,500,000 shares as part of the purchase of a mining property totaling $152,000.
We issued 220,000 shares for consulting fees totaling $1,760.

The value of shares, other than shares issued as founder’s shares, is based on the most recent market price as of the transaction date.

WESTERN SIERRA MINING CORP.
AN EXPLORATION STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

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

NOTE 6 - Mining, Milling and Other Property and Equipment

Property and equipment at December 31, consists of the following:

	2004	2005	2006/2007
Mining equipment	$49,339	$55,037	$5,698
Shop tools and equipment	49,298	49,298	-
Office equipment	3,597	3,597	-
Vehicles	77,502	78,134	33,011
Picacho plant development costs	694,106	844,220	878,648
	873,842	1,030,286	917,357
Less: Accumulated depreciation	(68,620)	(106,313)	(22,559)

	$805,222	$923,973	$894,798

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
DECEMBER 31, 2007

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

2006:

In January and December, the Company issued a total of 29,580,000 shares to its officers and employees in exchange for services totaling $340,800.

NOTE 8 - Notes Payable	December 31,
	2005	2006	2007
Notes payable to shareholders, unsecured,
due October 23 - November 14, 2004,
bearing no interest	$113,500	$107,450	$107,450

Notes payable to two shareholders, unsecured,
unspecified due date, bearing no interest	-	-	100,000

Notes payable to two shareholders, unsecured,
due January 2, 2010, bearing no interest	286,928	286,928	386,928

	455428	400,428	494,378
Less: Current portion	(168,500)	(113,500)	(207,450)

Long-Term Debt	$286,298	$286,298	$286,928

Maturities of long-term debt are as follows:
2010	286,298

Total	$286,298

WESTERN SIERRA MINING CORP.
AN EXPLORATION STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

During 2004, we received a total of $286,298 in loan proceeds from two shareholders. The loans bear no interest and are payable January 2, 2010. During 2007, we received $100,000 from two shareholders. The loans have an unspecified due date and bear no interest.

NOTE 9 - Lawsuit

On January 9, 2007, Stephan Stephanoff filed a lawsuit against the Company and Mr. Chaffee, among other defendants, in the Superior Court of California, County of Riverside. Mr. Stephanoff claims that the Company and Mr. Chaffee, along with the other named Defendants, committed fraud by failing to make payments to Mr. Stephanoff for two pieces of property in which he claims to have an interest. The complaint also alleges that the defendants converted these two pieces of property for their own use and seeks damages in an amount to be proven at trial. The Company intends to vigorously defendant itself and Mr. Chaffee against claims which management believes are baseless. Based on these beliefs, Management feels that its total exposure in this matter will equal the legal fees expended for defense against these claims.

NOTE 10 - Income Taxes

The Company has adopted FASB 109 to account for income taxes. The Company currently has no issue that creates timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty as to the utilization of net operating loss carry forwards, an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate. No provision for income taxes has been recorded due to the net operating loss carryforward of $4,209,642 as of December 31, 2007 that will be offset against further taxable income. No tax benefit has been reported in the financial statements.

Deferred tax assets and the valuation account as of December 31, 2006 and 2007 are as follows:

	2006	2007

Deferred tax asset:
Net operating loss carryforward	$1,589,000	$1,684,000
Valuation allowance	(1,589,000)	(1,684,000)

	$-	$-

The components of income tax expense are as follows:
	2006	2007

Current Federal Tax	$-	$-
Current State Tax	-	-
Change in NOL benefit	(288,000)	(95,000)
Change in allowance	$288,000	$95,000

	$-	$-

WESTERN SIERRA MINING CORP.
AN EXPLORATION STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Codes are met. These losses are as follows:

		Expiration
Year of Loss	Amount	Date

2003	$999,000	2023
2004	1,346,000	2024
2005	909,000	2025
2006	718,000	2026
2007	238,000	2027

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

     There were no changes in the Company’s internal controls over financial reporting that occurred during the fiscal year ended December 31, 2007 or subsequent to the evaluation date, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The management of Western Sierra Mining Corp. is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to the Company's management and board of directors regarding the preparation and fair presentation of published financial statements. Western Sierra’s management assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment we believe that, as of December 31, 2007, the Company's internal control over financial reporting is effective based on those criteria.

ITEM 308T

     This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Management -

The directors and executive officers on December 31, 2007 were as follows:

Name	Age	Position(s) with the Company
Raymond Wright	63	Director, Chairman
Michael M. Chaffee	63	President, Director, CEO
Cline B. Johnson III	37	Vice-President, Director, COO
Dennis Atkins	47	CFO, Director
Chris Holm	49	Outside Director
Scott Fishburn	47	Outside Director
Robert Garcia	55	Outside Director

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

Name	Number of Shares Owned Beneficially	Percent of Class Owned
Raymond Wright	388,000	0.2
Cline B. Johnson III	7,768,000	4.6
Dennis Atkins	22.220,000	13.3
Chris Holm	13,242,000	7.9
Robert Garcia	1,400,000	0.8
Michael M. Chaffee	22,502,000	13.4
Scott Fishburn	290,000	0.2

(1) All directors and officers as a group, 40.4%

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

Conflicts of Interest

There are no conflicts of interest.

     No member of management of the Company will receive any finder’s fee, either directly or indirectly, as a result of their respective efforts to implement the Company's business plan outlined herein.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     On March 10, 2006 the Company retained JohnsonStout, Certified Public Accountants to act as the Company’s independent certified public accountants to examine the financial statements of the Company for the fiscal year ended December 31, 2004. On March 21, 2007, the Company was informed by JohnsonStout that the firm would no longer be representing the Company as its accountants. As of that date, the Company was informed that JohnsonStout was voluntarily resigning from the Public Company Accounting Oversight Board and therefore, as the Company's accounting firm. JohnsonStout has never reported on the Company's financial statements. The Company has not filed financial statements for the past two years. Therefore, the Company never had any financial statements which included an independent auditor's report containing an explanatory paragraph describing the uncertainty as to the Company's ability to continue as a going concern. The change of independent accountants was ratified by the Board of Directors of the Company on May 2, 2008.

The Company engaged Moore & Associates, Chartered Accountants as its new independent accountants on May 27, 2008.

Audit Fees

A total of $7,500 was paid to JohnsonStout in 2006. No audit fees were paid to Moore & Associates in 2007.

Audit-Related Fees

No audit-related fees have been billed or discussed.

Tax Fees

No tax fees have been billed or discussed.

Other Fees

     Neither JohnsonStout nor Moore & Associates were paid any other fees for professional services during the fiscal year ended December 31, 2007.

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

Dated: October 30, 2008

WESTERN SIERRA MINING CORP.

/s/ Michael M. Chaffee
Michael M. Chaffee,
President

/s/ Dennis E. Atkins
Dennis E. Atkins
Chief Financial Officer