Form 10-Q
period 2008-03-31
WESTERN SIERRA MINING CORP
filed 2008-11-10
CIK 42050

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _________

Commission File Number: 1-1767

WESTERN SIERRA MINING CORP.
(FORMERLY GLOBAL DECS CORP)
(Name of small business issuer in its charter)

Utah	87-0267213
(State of Incorporation)	(I.R.S. Employer I.D. Number)

2750 Cisco Drive South, Lake Havasu City, AZ 86403
(Address of Principal executive offices) (Zip Code)

Issuer's telephone number: (928) 680-5513

Securities registered under Section 12 (b) of the Exchange Act: None

Securities registered under Section 12 (g) of the Exchange Act:

Shares of Common Stock, par value $.001
(Title of class)

     The issuer has (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day: Yes ☒ No ☐

On March 31, 2008 there were 197,038,187 outstanding shares of the registrant’s common stock.

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

     You should read the following un-audited interim consolidated financial statements and the accompanying notes together with our Annual Report of Form 10-KSB for the year ended December 31, 2007. Our 2007 Annual Report contains information that may be helpful in analyzing the financial information contained in this report and in comparing our results of operations for the three-month periods ending March 31, 2008 and March 31, 2007.

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

WESTERN SIERRA MINING CORP.
(A Exploration Stage Company)
Condensed Balance Sheets
Unaudited

ASSETS
	March 31,	December 31,
	2008	2007
CURRENT ASSETS
Cash and cash equivalents	$10,798	$4,416
Other assets	118,500	-
Total current assets	-	-
	129,298	4,416
PROPERTY AND EQUIPMENT, net
	600,000	894,797
MINING PROPERTY
	1,842,399	1,842,399

Total Assets
	$2,571,697	$2,741,612

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$12,800	$-
Accrued expenses	472,500	420,000
Loans from shareholders	207,450	207,450
Current maturities of notes payable	-	-
Total current liabilities	692,750	627,450

LONG-TERM NOTES PAYABLE - RELATED PARTY	286,928	286,928

TOTAL LIABILITIES	979,678	914,378

STOCKHOLDERS' EQUITY
Common stock - par value $.001
200,000,000 shares authorized; 197,038,187 and
168,338,187 shares issued and outstanding respectively	197,038	168,338
Paid-in capital	6,090,239	5,868,539
Subscription receivable	(100,000)	-
Deficit accumulated during the exploration stage	(4,595,258)	(4,209,643)
Total stockholders' equity	1,592,019	1,827,234

Total Liabilities and Stockholders' Equity
	$2,571,697	$2,741,612

WESTERN SIERRA MINING CORP.
(A Exploration Stage Company)
Condensed Statements of Operations
Unaudited

	For the Three	For the Three	From February 25,
	Months Ended	Months Ended	2003 (Inception)
	March 31,	March 31,	through March 31,
	2007	2008	2008

REVENUES	$-	$-	$-

OPERATING COSTS AND EXPENSES
Compensation	11,250	30,625	1,245,686
Employee expenses	-	-	44,082
Professional fees	125	125	969,974
Exploration expenses	49,944	43,006	1,093,375
Legal and professional	-	-	98,326
Vehicle and equipment expenses	-	-	70,384
Rent	-	-	48,241
Insurance	-	-	19,753
Licenses,permits, fees	-	-	38,898
Depreciation	-	-	135,391
Office expenses	839	1,061	69,630
Reporting company expenses	165	16,000	28,175
Supplies	-	-	29,064
Organization expenses	-	-	14,181

Total Expenses	62,323	90,817	3,905,160

Operating Loss	(62,323)	(90,817)	(3,905,160)

OTHER INCOME (EXPENSES)
Loss on disposal of assets	-		(31,964)
Impairment		(294,798)	(294,798)
Interest income	-	-	18
Interest expense	-	-	(363,354)

Income before income taxes	(62,323)	(385,615)	(4,595,258)

Provision for income taxes	-	-	-

NET INCOME (LOSS)	(62,323)	(385,615)	$(4,595,258)

Earnings Per Share (see Note 2):
Basic and diluted weighted average number
of common shares outstanding	139,918,187	168,338,187

Basic and diluted net loss per share	$-	$-

WESTERN SIERRA MINING CORP.
(A Exploration Stage Company)
Condensed Statement of Stockholders' Equity
Unaudited
				Deficit
				Accumulated
				During the	Stock		Stock
	Common Stock		Paid-in	Exploration	To be		To be	Subscription	Deferred
	Shares	Amount	Capital	Stage	Issued		Cancelled	Receivable	Interest	Total
Issuance of stock to founders, February 15, 2003 ($.001/share)	28,476,200	$28,476	$(14,238)							$14,238
Issuance of stock for cash, February 15-December 31, 2003 ($.10/share)	8,432,330	8,432	$834,802					$(29,400)		813,834
Issuance of stock for vehicles and equipment, September 15, 2003 ($.10/share)	1,034,330	1,034	102,399							103,433
Issuance of stock for interest, October 1, 2003 ($.10/share)	332,060	332	32,874							33,206
Issuance of stock for services and expenses, November 1, 2003 ($.10/share)	1,725,080	1,726	170,782							172,508
Stock to be issued for cash received, November 1, 2003 ($.10/share)					$129,500					129,500
Reverse acquisition of Western Sierra, Inc., December 1, 2003	5,059,370	5,060	(5,060)							-
Cash received for subscriptions, December 2, 2003 ($.10/share)	1,295,000	1,294	128,206		(129,500)					-
Issuance of stock for cash, December 5, 2003 ($.10/share)	163,160	162	16,154							16,316
Issuance of stock for deferred interest, December 31, 2003 ($.10/share)	3,053,334	3,054	302,279						$(305,333)	-
Amortization of deferred interest									44,101	44,101
Net loss for period				$(998,781)						(998,781)
Balance, December 31, 2003	49,570,864	$49,570	$1,568,198	$(998,781)		$-	$-	$(29,400)	$(261,232)	$328,355
Issuance of stock for cash, January 1 - December 31, 2004 ($.10/share)	7,685,416	7,686	736,331							744,017
Issuance of stock for materials and equipment, June 30, 2004 ($.10/share)	208,480	208	20,656							20,864
Issuance of stock for compensation and consulting, June 30, 2004 ($.10/share)	2,718,000	2,718	269,082		141,179					412,979
Issuance of replacement shares, December 31, 2004	1,010,014	1,010	(505)				(505)			-
Write off uncollectible subscription receivable, December 31, 2004			(29,400)					29,400		-
Amortization of deferred interest									261,232	261,232
Net loss for period				(1,346,520)						(1,346,520)
Balance, December 31, 2004	61,192,774	$61,192	$2,564,362	$(2,345,301)	$141,179		$(505)	$-	$-	$420,927
Issuance of stock for cash, January 1 - July 7, 2005 ($ 11/share)	293,648	296	30,687							30,983
Issuance of stock for acquisition of mining property, July 7, 2005 ($.08/share)	20,522,634	20,522	1,518,675							1,539,197
Effect 2-for-1 stock split, July 7, 2005	-	-	-							-
Issuance of stock for cash, July 8 - December 31, 2005 ($.21/share)	785,625	785	170,968							171,753
Issuance of stock for professional fees, September 30, 2005 ($.15/share)	4,050,000	4,050	603,450							607,500
Issuance of stock for exploration costs, October 15, 2005 ($.025/share)	10,030,755	10,031	240,738		(105,884)					144,885
Issuance of stock for compensation, December 31, 2005 ($.025/share)	3,343,585	3,343	80,246		(35,295)					48,294
Net loss for period				(909,074)						(909,074)
Balance, December 31, 2005	100,219,021	$100,219	$5,209,126	$(3,254,375)		$-	$(505)	$-	$-	$2,054,465
Issuance of stock for cash, January 25, 2006 ($.02/share)	5,850,000	5,850	106,525							112,375
Issuance of stock for cash, November 14, 2006 ($.02/share)	1,250,000	1,250	23,750							25,000
Issuance of stock for interest, December 4, 2006 ($.02/share)	2,000,000	2,000	18,000							20,000
Issuance of stock for professional fees ($.01/share)	1,019,166	1,019	9,364				505			10,888
Issuance of stock for exploration costs ($.01-$.025/share)	29,580,000	29,580	311,220							340,800
Net loss for period				(717,986)						(717,986)
Balance, December 31, 2006	139,918,187	$139,918	$5,677,985	$(3,972,361)		$-	$-	$-	$-	$1,845,542
Net loss for period				(62,323)						(62,323)
Balance, March 31, 2007	139,918,187	$139,918	$5,677,985	$(4,034,684)		$-	$-	$-	$-	$1,783,219
Issuance of stock for cash, May 25, 2007 ($.01/share)	900,000	900	6,300							7,200
Net loss for period				(59,697)						(59,697)
Balance, June 30, 2007	140,818,187	$140,818	$5,684,285	$(4,094,381)		$-	$-	$-	$-	$1,730,722
Issuance of stock for acquisition of mining property, July 9, 2007 ($ 01/share)	15,000,000	15,000	105,000							120,000
Issuance of stock for conversion of debt to equity, July 9, 2007 ($ 01/share)	7,500,000	7,500	42,500							50,000
Issuance of stock for professional fees, July 9, 2007 ($.01/share)	10,000	10	70							80
Net loss for period				(59,795)						(59,795)
Balance, September 30, 2007	163,328,187	$163,328	$5,831,855	$(4,154,176)		$-	$-	$-	$-	$1,841,007
Issuance of stock for acquisition of mining property, October 15, 2007 ($.01/share)	4,000,000	4,000	28,000							32,000
Issuance of stock for professional fees, October 15, 2007 ($.01/share)	210,000	210	1470							1,680
Issuance of stock for cash, November 18, 2007 ($.01/share)	800,000	800	7,214							8,014
Net loss for period				(55,467)						(55,467)
Balance, December 31, 2007	168,338,187	$168,338	$5,868,539	$(4,209,643)		$-	$-	$-	$-	$1,827,234
Issuance of stock for professional fees, January 2, 2008 ($.01/share)	4,050,000	4,050	28,350							32,400
Issuance of stock for compensation, January 2, 2008 ($.01/share)	14,750,000	14,750	103,250							118,000
Issuance of stock for cash, January 2, 2008 ($.01/share)	9,900,000	9,900	90,100					(100,000)		-
Net loss for period				(385,615)						(385,615)
Balance, March 31, 2008	197,038,187	$197,038	$6,090,239	$(4,595,258)		$-	$-	$(100,000)	$-	$1,592,019

WESTERN SIERRA MINING CORP.
(A Exploration Stage Company)
Condensed Statements of Cash Flows
Unaudited

	For the Three	For the Three	From February 25,
	Months Ended	Months Ended	2003 (Inception)
	March 31,	March 31,	through March 31,
	2007	2008	2008
Operating Activities
Net loss	$(62,323)	$(385,615)	$(4,595,258)

Adjustments to reconcile net loss to net cash
useed in operating activities:
Depreciation and amortization	-	31,500	210,992
Issuance of shares to founders for organization costs	-	-	14,238
Issuance of shares for exploration, compensation and expenses	-	400	1,740,015
Issuance of shares for interest expense	-	-	53,206
Loss on disposal of assets	-	-	31,964
Impairment	-	294,798	294,798
Amortization of deferred interest	-	-	261,232
(Increase) decrease in assets:
Other assets	-	-	(1)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	52,500	65,299	485,299

Total adjustments	52,500	391,997	3,091,743

Net cash used in operating activities	(9,823)	6,382	(1,503,515)

Investing Activities
Purchases of property and equipment	-	-	(313,045)
Proceeds from sales of property and equipment	-	-	14,600
Cash paid for plant development costs	-	-	(844,220)
Net cash used in investing activities	-	-	(1,142,665)

Financing Activities
Issuance of stock for cash	-	-	2,058,991
Payments on borrowings	-	-	(124,999)
Proceeds from borrowings	-	-	723,086
Net cash used in financing activities	-	-	2,657,078

Net increase(decrease) in cash and cash equivalents	(9,823)	6,382	10,798

Cash and cash equivalents at beginning of period	15,926	4,416	-

Cash and cash equivalents at end of period	$6,103	$10,798	$10,798

Supplemental cash flow information:
Cash paid during the period for interest	$-	$-	$4,814

Cash paid during the period for income taxes	$-	$-	$-

Noncash investing and financing activities:
Acquisition of vehicles and equipment by issuance of stock	$-	$-	$124,297
Acquisition of mining property by issuance of stock	$-	$-	$1,751,197
Note issued for acquisition of equipment	$-	$-	$9,000
Issuance of stock for deferred interest	$-	$-	$229,000

WESTERN SIERRA MINING CORP.
AN EXPLORATION STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008

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

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the December 31, 2007 Form 10-K. For presentation purposes, certain balances contained in these notes that are either unchanged or immaterially changed for the period presented are reflected as of the previous year end, December 31, 2007.

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
MARCH 31, 2008

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

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company reviews its long-lived assets for impairments. Impairment losses on long-lived assets are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses then are measured by comparing the fair value of assets to their carrying amounts. The Company recognized an impairment loss of $294,798 at March 31, 2008 on the Picacho Plant in Sonora, Mexico.

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

WESTERN SIERRA MINING CORP.
AN EXPLORATION STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008

	For the Year	For the
	Ended	Year Ended
	December	December
	31,	31,
	2007	2006

Loss (numerator)	$(237,282)	$(717,986)
Shares (denominator)	168,338,187	120,068,604
Per share amount	$(0.00)	$(0.01)

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

Environmental Remediation Costs

Environmental remediation costs are accrued based on estimates of known environmental remediation exposure. Such accruals are recorded even if significant uncertainties exist over the ultimate cost of the remediation. It is reasonably possible that the Company's estimates of reclamation liabilities, if any, could change as a result of changes in regulations, extent of environmental remediation required, means of reclamation or cost estimates. Ongoing environmental compliance costs, including maintenance and monitoring costs, are expensed as incurred. There were no environmental remediation costs accrued at March 31, 2008.

Recently Issued Accounting Pronouncements

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla"

WESTERN SIERRA MINING CORP.
AN EXPLORATION STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008

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
MARCH 31, 2008

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

WESTERN SIERRA MINING CORP.
AN EXPLORATION STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 3 - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Through March 31, 2008, the Company had incurred cumulative losses of $4,563,358 and negative working capital of $681,952 as of March 31, 2008. The Company’s successful transition from an exploration stage company to attaining profitable operations is dependent upon obtaining financing adequate to fulfill its exploration activities, development of its properties and achieving a level of revenues adequate to support the Company’s cost structure. Management’s plan of operations anticipates that the cash requirements for the next twelve months will be met by obtaining capital contributions through the sale of its common stock and cash flows from operations. There is no assurance that the company will be able to implement the plan.

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
MARCH 31, 2008

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

2008:

On January 2, 2008, we issued 4,050,000 shares for professional fees totaling $32,400.
On January 2, 2008 we issued 14,750,000 shares for directors and officers compensation totaling $118,000.
On January 2, 2008, we issued 9,900,000 shares for cash subscription totaling $100,000.

The value of shares, other than shares issued as founder’s shares, is based on the most recent market price as of the transaction date.

WESTERN SIERRA MINING CORP.
AN EXPLORATION STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008

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
MARCH 31, 2008

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
MARCH 31, 2008

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
MARCH 31, 2008

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

Revenues.

We generated no revenues from mining operations during the quarter ended March 31, 2008.

Net Income (Loss)

     Our net loss for the three months ended March 31, 2008 was $385,615 of which $327,198 was non-cash related resulting in a cash cost of $58,417. Our net loss for the three months ended March 31, 2007 was $62,323 of which $0 was non-cash related resulting in a cash cost of $62,323.

As of March 31, 2008, we had negative working capital of approximately $563,452.

     There is no assurance whatsoever that we will generate any operating revenues during the second quarter of 2008 or that any of our proposed plans to raise capital and otherwise fund operations will prove successful. Our inability to obtain sufficient funding will delay our planned operations or, possibly, force us to go out of business.

General and Administrative Expenses

     During the quarter ended March 31, 2008 we expended $90,817 up 146% from the same quarter of the previous year total of $62,323 for general and administrative costs.

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

PART II. OTHER INFORMATION

ITEM 5. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no maters submitted to a vote of the security holders during the quarter ending March 31, 2008.

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

No reports on Form 8-K were filed by the Company during the quarter ending March 31, 2008.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN SIERRA MINING CORP.

By:	/s/ Michael M. Chaffee
Michael M. Chaffee
President and Chief Executive Officer

Dated: November 5, 2008