Form 10-Q
period 2008-09-30
WESTERN SIERRA MINING CORP
filed 2008-11-12
CIK 42050

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to ________

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

Shares of Common Stock, par value $.001
(Title of class)

     The issuer has (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day: Yes ☒ No ☐

On June 30, 2008 there were 253,593,353 outstanding shares of the registrant’s common stock.

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

     You should read the following un-audited interim consolidated financial statements and the accompanying notes together with our Annual Report of Form 10-KSB for the year ended December 31, 2007. Our 2007 Annual Report contains information that may be helpful in analyzing the financial information contained in this report and in comparing our results of operations for the three-month periods ending June 30, 2008 and June 30, 2007.

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

WESTERN SIERRA MINING CORP.
(An Exploration Stage Company)
Condensed Balance Sheets
(Unaudited)

ASSETS
	June 30,	December 31,
	2008	2007
CURRENT ASSETS
Cash and cash equivalents	$384	$4,416
Prepaid expenses	85,000	-
Other assets	-	-
Total current assets	85,384	4,416

PROPERTY AND EQUIPMENT, net	600,000	894,797

MINING PROPERTIES	20,422,807	1,842,399

Total Assets	$21,108,191	$2,741,612

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$14,800	$-
Accrued expenses	525,000	420,000
Loans from shareholders	257,450	207,450
Current maturities of notes payable	-	-
Total current liabilities	797,250	627,450

LONG-TERM NOTES PAYABLE - RELATED PARTY	286,928	286,928

TOTAL LIABILITIES	1,084,178	914,378

STOCKHOLDERS' EQUITY
Common stock - par value $.001
300,000,000 shares authorized; 253,593,353 and
168,338,187 shares issued and outstanding respectively	253,593	168,338
Paid-in capital	24,564,092	5,868,539
Subscription receivable	(100,000)	-
Deficit accumulated during the exploration stage	(4,693,672)	(4,209,643)
Total stockholders' equity	20,024,013	1,827,234

Total Liabilities and Stockholders' Equity	$21,108,191	$2,741,612

WESTERN SIERRA MINING CORP.
(An Exploration Stage Company)
Condensed Statements of Operations
(Unaudited)

					From February 25,
	Three Months	Three Months	Six Months	Six Months	2003 (Inception)
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,	through June 30,
	2008	2007	2008	2007	2008

REVENUES	$-	$-	$-	$-	$-

OPERATING COSTS AND EXPENSES
Compensation	30,625	13,125	61,250	24,375	1,276,311
Employee expenses	-	-	-	-	44,082
Professional fees	-	-	125	49,944	967,351
Exploration expenses	42,846	44,611	85,851	44,736	681,643
Legal and professional	2,677	-	4,677	-	101,003
Equipment and vehicle expenses	-	-	-	-	70,384
Rent	-	-	-	-	48,241
Insurance	-	-	-	-	19,753
Licenses,permits, fees	-	-	-	-	38,898
Depreciation	-	-	-	-	135,391
Office expenses	1,498	365	2,560	1,204	71,129
Reporting company expenses	20,768	1,596	34,768	1,761	46,943
Supplies	-	-	-	-	29,064
Organization expenses	-	-	-	-	14,181

Total Expenses	98,414	59,697	189,231	122,020	4,003,574

Operating Loss	(98,414)	(59,697)	(189,231)	(122,020)	(4,003,574)

OTHER INCOME (EXPENSES)
Gain (Loss) on disposal of assets	-	-	-	-	(31,964)
Imapirment	-	-	(294,798)	-	(294,798)
Interest income	-	-	-	-	18
Interest expense	-	-	-	-	(363,354)

Income before income taxes	(98,414)	(59,697)	(484,029)	(122,020)	(4,693,672)

Provision for income taxes	-	-	-	-	-

NET INCOME (LOSS)	(98,414)	$(59,697)	$(484,029)	$(122,020)	$(4,693,672)

Earnings Per Share (see Note 2)
Basic and diluted weighted average number of common
stock outstanding	205,238,187	139,918,187	168,338,187	140,818,187

Basic and diluted net loss per share	$-	$-	$-	$-

WESTERN SIERRA MINING CORP.
(An Exploration Stage Company)
Condensed Statement of Stockholders' Equity
(Unaudited)
				Deficit
				Accumulated
				During the	Stock		Stock
	Common Stock		Paid-in	Exploration	To be		To be	Subscription	Deferred
	Shares	Amount	Capital	Stage	Issued		Cancelled	Receivable	Interest	Total
Issuance of stock to founders, February 15, 2003 ($.001/share)	28,476,200	$28,476	$(14,238)							$14,238
Issuance of stock for cash, February 15-December 31, 2003 ($.10/share)	8,432,330	8,432	$834,802					$(29,400)		813,834
Issuance of stock for vehicles and equipment, September 15, 2003 ($.10/share)	1,034,330	1,034	102,399							103,433
Issuance of stock for interest, October 1, 2003 ($.10/share)	332,060	332	32,874							33,206
Issuance of stock for services and expenses, November 1, 2003 ($.10/share)	1,725,080	1,726	170,782							172,508
Stock to be issued for cash received, November 1, 2003 ($.10/share)					$129,500					129,500
Reverse acquisition of Western Sierra, Inc., December 1, 2003	5,059,370	5,060	(5,060)							-
Cash received for subscriptions, December 2, 2003 ($.10/share)	1,295,000	1,294	128,206		(129,500)					-
Issuance of stock for cash, December 5, 2003 ($.10/share)	163,160	162	16,154							16,316
Issuance of stock for deferred interest, December 31, 2003 ($.10/share)	3,053,334	3,054	302,279						$(305,333)	-
Amortization of deferred interest									44,101	44,101
Net loss for period				$(998,781)						(998,781)
Balance, December 31, 2003	49,570,864	$49,570	$1,568,198	$(998,781)		$-	$-	$(29,400)	$(261,232)	$328,355
Issuance of stock for cash, January 1 - December 31, 2004 ($.10/share)	7,685,416	7,686	736,331							744,017
Issuance of stock for materials and equipment, June 30, 2004 ($.10/share)	208,480	208	20,656							20,864
Issuance of stock for compensation and consulting, June 30, 2004 ($.10/share)	2,718,000	2,718	269,082		141,179					412,979
Issuance of replacement shares, December 31, 2004	1,010,014	1,010	(505)				(505)			-
Write off uncollectible subscription receivable, December 31, 2004			(29,400)					29,400		-
Amortization of deferred interest									261,232	261,232
Net loss for period				(1,346,520)						(1,346,520)
Balance, December 31, 2004	61,192,774	$61,192	$2,564,362	$(2,345,301)	$141,179		$(505)	$-	$-	$420,927
Issuance of stock for cash, January 1 - July 7, 2005 ($ 11/share)	293,648	296	30,687							30,983
Issuance of stock for acquisition of mining property, July 7, 2005 ($.08/share)	20,522,634	20,522	1,518,675							1,539,197
Effect 2-for-1 stock split, July 7, 2005	-	-	-							-
Issuance of stock for cash, July 8 - December 31, 2005 ($.21/share)	785,625	785	170,968							171,753
Issuance of stock for professional fees, September 30, 2005 ($.15/share)	4,050,000	4,050	603,450							607,500
Issuance of stock for exploration costs, October 15, 2005 ($.025/share)	10,030,755	10,031	240,738		(105,884)					144,885
Issuance of stock for compensation, December 31, 2005 ($.025/share)	3,343,585	3,343	80,246		(35,295)					48,294
Net loss for period				(909,074)						(909,074)
Balance, December 31, 2005	100,219,021	$100,219	$5,209,126	$(3,254,375)		$-	$(505)	$-	$-	$2,054,465
Issuance of stock for cash, January 25, 2006 ($.02/share)	5,850,000	5,850	106,525							112,375
Issuance of stock for cash, November 14, 2006 ($.02/share)	1,250,000	1,250	23,750							25,000
Issuance of stock for interest, December 4, 2006 ($.02/share)	2,000,000	2,000	18,000							20,000
Issuance of stock for professional fees ($.01/share)	1,019,166	1,019	9,364				505			10,888
Issuance of stock for exploration costs ($.01-$.025/share)	29,580,000	29,580	311,220							340,800
Net loss for period				(717,986)						(717,986)
Balance, December 31, 2006	139,918,187	$139,918	$5,677,985	$(3,972,361)		$-	$-	$-	$-	$1,845,542
Net loss for period				(62,323)						(62,323)
Balance, March 31, 2007	139,918,187	$139,918	$5,677,985	$(4,034,684)		$-	$-	$-	$-	$1,783,219
Issuance of stock for cash, May 25, 2007 ($.01/share)	900,000	900	6,300							7,200
Net loss for period				(59,697)						(59,697)
Balance, June 30, 2007	140,818,187	$140,818	$5,684,285	$(4,094,381)		$-	$-	$-	$-	$1,730,722
Issuance of stock for acquisition of mining property, July 9, 2007 ($ 01/share)	15,000,000	15,000	105,000							120,000
Issuance of stock for conversion of debt to equity, July 9, 2007 ($ 01/share)	7,500,000	7,500	42,500							50,000
Issuance of stock for professional fees, July 9, 2007 ($.01/share)	10,000	10	70							80
Net loss for period				(59,795)						(59,795)
Balance, September 30, 2007	163,328,187	$163,328	$5,831,855	$(4,154,176)		$-	$-	$-	$-	$1,841,007
Issuance of stock for acquisition of mining property, October 15, 2007 ($ 01/share)	4,000,000	4,000	28,000							32,000
Issuance of stock for professional fees, October 15, 2007 ($.01/share)	210,000	210	1470							1,680
Issuance of stock for cash, November 18, 2007 ($.01/share)	800,000	800	7,214							8,014
Net loss for period				(55,467)						(55,467)
Balance, December 31, 2007	168,338,187	$168,338	$5,868,539	$(4,209,643)		$-	$-	$-	$-	$1,827,234
Issuance of stock for professional fees, January 2, 2008 ($.01/share)	4,050,000	4,050	28,350							32,400
Issuance of stock for compensation, January 2, 2008 ($.01/share)	14,750,000	14,750	103,250							118,000
Issuance of stock for cash, January 2, 2008 ($.01/share)	9,900,000	9,900	90,100					(100,000)		-
Net loss for period				(385,615)						(385,615)
Balance, March 31, 2008	197,038,187	$197,038	$6,090,239	$(4,595,258)		$-	$-	$(100,000)	$-	$1,592,019
Issuance of stock for acquisition of mining property, May 6, 2008 ($.33/share)	56,555,166	56,555	18,473,853							18,530,408
Net loss for period				(98,414)						(98,414)
Balance, June 30, 2008	253,593,353	$253,593	$24,564,092	$(4,693,672)		$-	$-	$(100,000)	$-	$20,024,013

WESTERN SIERRA MINING CORP.
(An Exploration Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Six	For the Six	From February 25,
	Months Ended	Months Ended	2003 (Inception)
	June 30,	June 30,	through June 30,
	2008	2007	2008
Operating Activities:
Net loss	$(484,029)	$(122,020)	$(4,693,672)

Adjustments to reconcile net loss to net cash
useed in operating activities:
Depreciation and amortization	65,000	-	244,492
Issuance of shares to founders for organization costs	-	-	14,238
Issuance of shares for exploration and compensation	400	-	1,740,015
Issuance of shares for interest expense	-	-	53,206
(Gain) Loss on disposal of assets	-	-	31,964
Impairment	294,798		294,798
Amortization of deferred interest	-	-	261,232
(Increase) decrease in assets:
Other assets	-	-	(1)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	119,799	105,000	539,799

Total adjustments	479,997	105,000	3,179,743

Net cash used in operating activities	(4,032)	(17,020)	(1,513,929)

Investing Activities:
(Purchases) Disposals of property and equipment	(50,000)	-	(348,445)
Cash paid for plant development costs	-	-	(844,220)
Net cash used in investing activities	(50,000)	-	(1,192,665)

Financing Activities:
Issuance of stock for cash	-	7,200	2,058,991
Payments on borrowings	-	-	(124,999)
Proceeds from borrowings	50,000	-	772,986
Net cash provided by financing activities	50,000	7,200	2,706,978

Net increase in cash and cash equivalents	(4,032)	(9,820)	384

Cash and cash equivalents at beginning of period	4,416	15,926	-

Cash and cash equivalents at end of period	$384	$6,106	$384

Supplemental cash flow information:
Cash paid during the period for interest	$-	$-	$4,814

Cash paid during the period for income taxes	$-	$-	$-

Noncash investing and financing activities:
Acquisition of vehicles and equipment by issuance of stock	$-	$-	124,297
Acquisition of mining property by issuance of stock	$18,530,408	$-	1,539,197
Note issued for acquisition of equipment	$-	$-	18,539,408
Issuance of stock for deferred interest	$-	$-	229,000

WESTERN SIERRA MINING CORP.
AN EXPLORATION STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008

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

WESTERN SIERRA MINING CORP.
AN EXPLORATION STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008

Depletion of mining improvements will be computed using the units of production method. The Company has made no provision for depletion for the period from February 25, 2003 (inception) to June 30, 2008 as production had not commenced.

Provision is made for depreciation of office furniture fixtures and equipment, machinery and equipment, and building. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets which are 5 to 10 years. The Company has made no provision for depreciation of the Picacho Plant in these financial statements as production has not yet commenced.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company reviews its long-lived assets for impairments. Impairment losses on long-lived assets are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses then are measured by comparing the fair value of assets to their carrying amounts. The Company recognized an impairment loss of $294,798 during the six months ended June 30, 2008 on the Picacho Plant in Sonora, Mexico.

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
JUNE 30, 2008

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

Environmental Remediation Costs

Environmental remediation costs are accrued based on estimates of known environmental remediation exposure. Such accruals are recorded even if significant uncertainties exist over the ultimate cost of the remediation. It is reasonably possible that the Company's estimates of reclamation liabilities, if any, could change as a result of changes in regulations, extent of environmental remediation required, means of reclamation or cost estimates. Ongoing environmental compliance costs, including maintenance and monitoring costs, are expensed as incurred. There were no environmental remediation costs accrued at June 30, 2008.

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
JUNE 30, 2008

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
JUNE 30, 2008

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

NOTE 3 - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Through June 30, 2008, the Company had incurred cumulative losses of $4,693,672 and negative working capital of $711,866 as of June 30, 2008. The Company’s successful transition from an exploration stage company to attaining profitable operations is dependent upon obtaining financing adequate to fulfill its exploration activities, development of its properties and achieving a level of revenues adequate to support the Company’s cost structure. Management’s plan of operations anticipates that the cash requirements for the next twelve months will be met by obtaining capital contributions through the sale of its common stock and cash flows from operations. There is no assurance that the company will be able to implement the plan.

WESTERN SIERRA MINING CORP.
AN EXPLORATION STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008

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
JUNE 30, 2008

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
On January 2, 2008, we issued 9,900,000 shares for cash subscription totaling $100,000.On May 6, 2008, we issued 56,555,166 shares for purchase of mining property totaling $18,530,408.

The value of shares, other than shares issued as founder’s shares, is based on the most recent market price as of the transaction date.

NOTE 5 - Acquisition of Mining Property

Gold River Mines:

On May 5, 2008, the Company acquired eight mining properties from Gold River Exploration Inc. in exchange for 56,555,166 shares of the Company’s common stock and $50,000 in cash. The mines have a total of 102,000 oz. proven gold reserves, 593,000 oz. proven silver reserves, 423,000 oz. probable/indicated gold reserves and 362,000 oz. probable/indicated silver reserves. At $800/oz. gold and $12/oz. silver, the proven gold reserves total $81,000,000, the proven silver reserves total $8,000,000, the probable/indicated gold reserves total $358,000,000 and the probable/indicated silver reserves total $6,000,000. SFAS 123 specifies that this transaction be recorded on the Company’s books at the fair value of the consideration received or the fair value of the common stock issued, whichever is more reliably measured at the date of the transaction. Since the Company’s stock had little or no activity in the six months preceding the date of the acquisition of the mining properties and since the reserves on the mining properties are well documented and certified by a licensed geologist, the Company has determined that the acquisition should be valued and recorded on the books based on the discounted value of the reserves in accordance with SFAS 123. The Company has therefore calculated the net value of the reserves, net of estimated production costs and discounted over the recovery period and to reflect uncertainties, to be $18,530,408.

WESTERN SIERRA MINING CORP.
AN EXPLORATION STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008

Mud Springs:

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
JUNE 30, 2008

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
JUNE 30, 2008

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
JUNE 30, 2008

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

Results of Operations

Gold River Mines

On May 5, 2008, the Company acquired eight mining properties from Gold River Exploration Inc. in exchange for 56,555,166 shares of the Company’s common stock and $50,000 in cash. The mines have a total of 102,000 oz. proven gold reserves, 593,000 oz. proven silver reserves, 423,000 oz. probable/indicated gold reserves and 362,000 oz. probable/indicated silver reserves. At $800/oz. gold and $12/oz. silver, the proven gold reserves total $81,000,000, the proven silver reserves total $8,000,000, the probable/indicated gold reserves total $358,000,000 and the probable/indicated silver reserves total $6,000,000. The Company intends to process the hard rock ore coming from these mines on a central mill site yet to be located. Phase one will construct a hard rock pilot plant on the patented property. Phase two will expand the plant and significantly increase production.

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

Need For Additional Financing. The Company has very limited funds, and such funds may not be adequate to construct our mill site for the Gold River Mines and complete our joint-venture contract mining project at Mud Springs, nor to develop any additional concessions that we may be able to acquire. We plan to use the cash flow from the contract mining to construct these facilities and to ensure the development of Gold Rover and Mud Springs. In the event there is any delay in the operation of these plants or for any reason they do not provide the income expected, we would need to seek outside capital to complete these projects. Even with the best possible outcome at Gold River and Mud Springs, the ultimate success of the Company may depend upon our ability to raise additional capital. The Company has not investigated the availability, source, or terms that might govern the acquisition of additional capital and will not do so until we can determines a need for additional financing. If additional capital is needed, there is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to the Company. If not available, the Company's operations will be limited to those that can be financed with its modest capital.

Revenues

We generated no revenues from mining operations during the quarter ended June 30, 2008.

Net Income (Loss)

     Our net loss for the three months ended June 30, 2008 was $98,414 of which $0 was non-cash related resulting in a cash cost of $98,414. Our net loss for the three months ended June 30, 2007 was $59,697 of which $0 was non-cash related resulting in a cash cost of $59,697.

As of June 30, 2008, we had negative working capital of approximately $711,866.

     There is no assurance whatsoever that we will generate any operating revenues during the third quarter of 2008 or that any of our proposed plans to raise capital and otherwise fund operations will prove successful. Our inability to obtain sufficient funding will delay our planned operations or, possibly, force us to go out of business.

General and Administrative Expenses

     During the quarter ended June 30, 2008 we expended $98,414 up 165% from the same quarter of the previous year total of $59,697 for general and administrative costs.

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

There are a number of risks and uncertainties that could cause actual results to differ materially from those set forth in, contemplated by or underlying the forward-looking statements contained in this report. These risks include, but are not limited to, dependence on a single mining project, our need for financing, potential delays in development of projects, imprecision of estimates, uncertainty of government subsidies, volatility of gold prices, currency fluctuations, international political instability, our significant indebtedness, risks associated with mining activities, risks of development in foreign countries, environmental and other laws and regulations, competition, our reliance upon key executives. Each of these risks and certain other uncertainties are discussed in more detail in our Annual Report on Form 10-KSB for the year ended December 31, 2007. There may also be other factors, including those discussed elsewhere in the report that may cause our actual results to differ materially from the forward-looking statements. Any forward-looking statements made by or on our behalf should be considered in light of these factors.

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

PART II. OTHER INFORMATION

ITEM 5. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no maters submitted to a vote of the security holders during the quarter ending June 30, 2008.

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

No reports on Form 8-K were filed by the Company during the quarter ending June 30, 2008.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN SIERRA MINING CORP.

By:	/s/ Michael M. Chaffee
Michael M. Chaffee
President and Chief Executive Officer

Dated: November 5, 2008