Form 10-Q
period 2008-09-30
WESTERN SIERRA MINING CORP
filed 2008-11-12
CIK 42050

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

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

Shares of Common Stock, par value $.001
(Title of class)

     The issuer has (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day: Yes ☒ No ☐

     On September 30, 2008 there were 253,593,353 outstanding shares of the registrant’s common stock.

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

     You should read the following un-audited interim consolidated financial statements and the accompanying notes together with our Annual Report of Form 10-KSB for the year ended December 31, 2007. Our 2007 Annual Report contains information that may be helpful in analyzing the financial information contained in this report and in comparing our results of operations for the three-month periods ending September 30, 2008 and September 30, 2007.

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

WESTERN SIERRA MINING CORP.
(An Exploration Stage Company)
Condensed Balance Sheets
(Unaudited)

ASSETS
	September 30,	December 31,
	2008	2007
CURRENT ASSETS
Cash and cash equivalents	$21,708	$4,416
Prepaid expenses	31,500	-
Other assets	-	-
Total current assets	53,208	4,416

PROPERTY AND EQUIPMENT, net	600,000	894,797

MINING PROPERTIES	20,481,784	1,842,399

Total Assets	$21,134,992	$2,741,612

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$16,400	$-
Accrued expenses	-	420,000
Loans from shareholders	107,450	207,450
Current maturities of notes payable	-	-
Total current liabilities	123,850	627,450

LONG-TERM NOTES PAYABLE - RELATED PARTY	1,009,428	286,928

TOTAL LIABILITIES	1,133,278	914,378

STOCKHOLDERS' EQUITY
Common stock - par value $.001
300,000,000 shares authorized; 253,593,353 and
168,338,187 shares issued and outstanding respectively	253,593	168,338
Paid-in capital	24,564,092	5,868,539
Subscription receivable	-	-
Deficit accumulated during the exploration stage	(4,815,971)	(4,209,643)
Total stockholders' equity	20,001,714	1,827,234

Total Liabilities and Stockholders' Equity	$21,134,992	$2,741,612

WESTERN SIERRA MINING CORP.
(An Exploration Stage Company)
Condensed Statements of Operations
(Unaudited)

					From February 25,
	Three Months	Three Months	Nine Months	Nine Months	2003 (Inception)
	Ended Sept. 30,	Ended Sept. 30,	Ended Sept. 30,	Ended Sept. 30,	through Sept. 30,
	2008	2007	2008	2007	2008

REVENUES	$8,000	$-	$8,000	$-	$8,000

OPERATING COSTS AND EXPENSES
Compensation	30,625	13,125	91,875	37,500	1,306,936
Employee expenses	-	-	-	-	44,082
Professional fees	22,000	2,118	24,125	2,243	991,351
Exploration expenses	49,700	42,386	135,551	136,941	731,343
Legal fees	4,000	-	6,677	-	103,003
Equipment and vehicle expenses	-	-	-	-	70,384
Rent	-	-	-	-	48,241
Insurance	-	-	-	-	19,753
Licenses,permits, fees	1,375	-	1,375	-	40,273
Depreciation	-	-	-	-	135,391
Office expenses	573	1,620	3,132	2,825	71,701
Reporting company expenses	22,026	546	56,795	2,306	68,970
Supplies	-	-	-	-	29,064
Organization expenses	-	-	-	-	14,181

Total Expenses	130,299	59,795	319,530	181,815	4,133,873

Operating Loss	(122,299)	(59,795)	(311,530)	(181,815)	(4,125,873)

OTHER INCOME (EXPENSES)
Gain (Loss) on disposal of assets	-	-	-	-	(31,964)
Imapirment	-	-	(294,798)	-	(294,798)
Interest income	-	-	-	-	18
Interest expense	-	-	-	-	(363,354)

Income before income taxes	(122,299)	(59,795)	(606,328)	(181,815)	(4,815,971)

Provision for income taxes	-	-	-	-	-

NET INCOME (LOSS)	(122,299)	$(59,795)	$(606,328)	$(181,815)	$(4,815,971)

Earnings Per Share (see Note 2)
Basic and diluted weighted average number of common
stock outstanding	205,238,187	161,122,100	168,338,187	147,182,509

Basic and diluted net loss per share	$-	$-	$-	$-

WESTERN SIERRA MINING CORP.
(An Exploration Stage Company)
Condensed Statement of Stockholders' Equity
(Unaudited)
				Deficit
				Accumulated
				During the	Stock	Stock
	Common Stock		Paid-in	Exploration	To be	To be	Subscription	Deferred
	Shares	Amount	Capital	Stage	Issued	Cancelled	Receivable	Interest	Total
Issuance of stock to founders, February 15, 2003 ($.001/share)	28,476,200	$28,476	$(14,238)						$14,238
Issuance of stock for cash, February 15-December 31, 2003 ($.10/share)	8,432,330	8,432	$834,802				$(29,400)		813,834
Issuance of stock for vehicles and equipment, September 15, 2003 ($.10/share)	1,034,330	1,034	102,399						103,433
Issuance of stock for interest, October 1, 2003 ($.10/share)	332,060	332	32,874						33,206
Issuance of stock for services and expenses, November 1, 2003 ($.10/share)	1,725,080	1,726	170,782						172,508
Stock to be issued for cash received, November 1, 2003 ($.10/share)					$129,500				129,500
Reverse acquisition of Western Sierra, Inc., December 1, 2003	5,059,370	5,060	(5,060)						-
Cash received for subscriptions, December 2, 2003 ($.10/share)	1,295,000	1,294	128,206		(129,500)				-
Issuance of stock for cash, December 5, 2003 ($.10/share)	163,160	162	16,154						16,316
Issuance of stock for deferred interest, December 31, 2003 ($.10/share)	3,053,334	3,054	302,279					$(305,333)	-
Amortization of deferred interest								44,101	44,101
Net loss for period				$(998,781)					(998,781)
Balance, December 31, 2003	49,570,864	$49,570	$1,568,198	$(998,781)	$-	$-	$(29,400)	$(261,232)	$328,355
Issuance of stock for cash, January 1 - December 31, 2004 ($.10/share)	7,685,416	7,686	736,331						744,017
Issuance of stock for materials and equipment, June 30, 2004 ($.10/share)	208,480	208	20,656						20,864
Issuance of stock for compensation and consulting, June 30, 2004 ($.10/share)	2,718,000	2,718	269,082		141,179				412,979
Issuance of replacement shares, December 31, 2004	1,010,014	1,010	(505)			(505)			-
Write off uncollectible subscription receivable, December 31, 2004			(29,400)				29,400		-
Amortization of deferred interest								261,232	261,232
Net loss for period				(1,346,520)					(1,346,520)
Balance, December 31, 2004	61,192,774	$61,192	$2,564,362	$(2,345,301)	$141,179	$(505)	$-	$-	$420,927
Issuance of stock for cash, January 1 - July 7, 2005 ($ 11/share)	293,648	296	30,687						30,983
Issuance of stock for acquisition of mining property, July 7, 2005 ($.08/share)	20,522,634	20,522	1,518,675						1,539,197
Effect 2-for-1 stock split, July 7, 2005	-	-	-						-
Issuance of stock for cash, July 8 - December 31, 2005 ($.21/share)	785,625	785	170,968						171,753
Issuance of stock for professional fees, September 30, 2005 ($.15/share)	4,050,000	4,050	603,450						607,500
Issuance of stock for exploration costs, October 15, 2005 ($.025/share)	10,030,755	10,031	240,738		(105,884)				144,885
Issuance of stock for compensation, December 31, 2005 ($.025/share)	3,343,585	3,343	80,246		(35,295)				48,294
Net loss for period				(909,074)					(909,074)
Balance, December 31, 2005	100,219,021	$100,219	$5,209,126	$(3,254,375)	$-	$(505)	$-	$-	$2,054,465
Issuance of stock for cash, January 25, 2006 ($.02/share)	5,850,000	5,850	106,525						112,375
Issuance of stock for cash, November 14, 2006 ($.02/share)	1,250,000	1,250	23,750						25,000
Issuance of stock for interest, December 4, 2006 ($.02/share)	2,000,000	2,000	18,000						20,000
Issuance of stock for professional fees ($.01/share)	1,019,166	1,019	9,364			505			10,888
Issuance of stock for exploration costs ($.01-$.025/share)	29,580,000	29,580	311,220						340,800
Net loss for period				(717,986)					(717,986)
Balance, December 31, 2006	139,918,187	$139,918	$5,677,985	$(3,972,361)	$-	$-	$-	$-	$1,845,542
Net loss for period				(62,323)					(62,323)
Balance, March 31, 2007	139,918,187	$139,918	$5,677,985	$(4,034,684)	$-	$-	$-	$-	$1,783,219
Issuance of stock for cash, May 25, 2007 ($.01/share)	900,000	900	6,300						7,200
Net loss for period				(59,697)					(59,697)
Balance, June 30, 2007	140,818,187	$140,818	$5,684,285	$(4,094,381)	$-	$-	$-	$-	$1,730,722
Issuance of stock for acquisition of mining property, July 9, 2007 ($ 01/share)	15,000,000	15,000	105,000						120,000
Issuance of stock for conversion of debt to equity, July 9, 2007 ($ 01/share)	7,500,000	7,500	42,500						50,000
Issuance of stock for professional fees, July 9, 2007 ($.01/share)	10,000	10	70						80
Net loss for period				(59,795)					(59,795)
Balance, September 30, 2007	163,328,187	$163,328	$5,831,855	$(4,154,176)	$-	$-	$-	$-	$1,841,007
Issuance of stock for acquisition of mining property, October 15, 2007 ($ 01/share)	4,000,000	4,000	28,000						32,000
Issuance of stock for professional fees, October 15, 2007 ($.01/share)	210,000	210	1470						1,680
Issuance of stock for cash, November 18, 2007 ($.01/share)	800,000	800	7,214						8,014
Net loss for period				(55,467)					(55,467)
Balance, December 31, 2007	168,338,187	$168,338	$5,868,539	$(4,209,643)	$-	$-	$-	$-	$1,827,234
Issuance of stock for professional fees, January 2, 2008 ($.01/share)	4,050,000	4,050	28,350						32,400
Issuance of stock for compensation, January 2, 2008 ($.01/share)	14,750,000	14,750	103,250						118,000
Issuance of stock for cash, January 2, 2008 ($.01/share)	9,900,000	9,900	90,100				(100,000)		-
Net loss for period				(385,615)					(385,615)
Balance, March 31, 2008	197,038,187	$197,038	$6,090,239	$(4,595,258)	$-	$-	$(100,000)	$-	$1,592,019
Issuance of stock for acquisition of mining property, May 6, 2008 ($.33/share)	56,555,166	56,555	18,473,853						18,530,408
Net loss for period				(98,414)					(98,414)
Balance, June 30, 2008	253,593,353	$253,593	$24,564,092	$(4,693,672)	$-	$-	$(100,000)	$-	$20,024,013
Cash received for subscriptions receivable							100,000		100,000
Net loss for period				(122,299)					(122,299)
Balance, September 30, 2008	253,593,353	$253,593	$24,564,092	$(4,815,971)	$-	$-	$-	$-	$20,001,714

WESTERN SIERRA MINING CORP.
(An Exploration Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Nine	For the Nine	From February 25,
	Months Ended	Months Ended	2003 (Inception)
	Sept. 30,	Sept. 30,	through Sept. 30,
	2008	2007	2008
Operating Activities:
Net loss	$(606,328)	$(181,815)	$(4,815,971)

Adjustments to reconcile net loss to net cash
useed in operating activities:
Depreciation and amortization	118,500	-	297,992
Issuance of shares to founders for organization costs	-	-	14,238
Issuance of shares for exploration and compensation	150,400	80	1,890,015
Issuance of shares for interest expense	-	-	53,206
(Gain) Loss on disposal of assets	-	-	31,964
Impairment	294,798	-	294,798
Amortization of deferred interest	-	-	261,232
(Increase) decrease in assets:
Other assets	-	-	(1)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(503,600)	157,500	(83,600)

Total adjustments	60,098	157,580	2,759,844

Net cash used in operating activities	(546,230)	(24,235)	(2,056,127)

Investing Activities:
(Purchases) disposals of property and equipment	(133,978)	(101,150)	(432,423)
Cash paid for plant development costs	-	-	(844,220)
Net cash used in investing activities	(133,978)	(101,150)	(1,276,643)

Financing Activities:
Issuance of stock for cash	100,000	7,200	2,158,991
Reclassification of current liabilities	557,500	-	557,500
Payments on borrowings	(10,000)	-	(134,999)
Proceeds from borrowings	50,000	103,000	772,986
Net cash provided by financing activities	697,500	110,200	3,354,478

Net increase in cash and cash equivalents	17,292	(15,185)	21,708

Cash and cash equivalents at beginning of period	4,416	15,926	-

Cash and cash equivalents at end of period	$21,708	$741	$21,708

Supplemental cash flow information:
Cash paid during the period for interest	$-	$-	$4,814

Cash paid during the period for income taxes	$-	$-	$-

Noncash investing and financing activities:
Acquisition of vehicles and equipment by issuance of stock	$-	$-	124,297
Acquisition of mining property by issuance of stock	$18,530,408	$-	1,539,197
Note issued for acquisition of equipment	$-	$-	18,539,408
Issuance of stock for deferred interest	$-	$-	229,000

WESTERN SIERRA MINING CORP.
AN EXPLORATION STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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

WESTERN SIERRA MINING CORP.
AN EXPLORATION STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

Depletion of mining improvements will be computed using the units of production method. The Company has made no provision for depletion for the period from February 25, 2003 (inception) to September 30, 2008 as production had not commenced.

Provision is made for depreciation of office furniture fixtures and equipment, machinery and equipment, and building. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets which are 5 to 10 years. The Company has made no provision for depreciation of the Picacho Plant in these financial statements as production has not yet commenced.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company reviews its long-lived assets for impairments. Impairment losses on long-lived assets are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses then are measured by comparing the fair value of assets to their carrying amounts. The Company recognized an impairment loss of $294,798 during the nine months ended September 30, 2008 on the Picacho Plant in Sonora, Mexico.

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
SEPTEMBER 30, 2008

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

Environmental Remediation Costs

Environmental remediation costs are accrued based on estimates of known environmental remediation exposure. Such accruals are recorded even if significant uncertainties exist over the ultimate cost of the remediation. It is reasonably possible that the Company's estimates of reclamation liabilities, if any, could change as a result of changes in regulations, extent of environmental remediation required, means of reclamation or cost estimates. Ongoing environmental compliance costs, including maintenance and monitoring costs, are expensed as incurred. There were no environmental remediation costs accrued at September 30, 2008.

Recently Issued Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”. SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No.

WESTERN SIERRA MINING CORP.
AN EXPLORATION STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations’. This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in

WESTERN SIERRA MINING CORP.
AN EXPLORATION STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

Statement 141. This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements. The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

WESTERN SIERRA MINING CORP.
AN EXPLORATION STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 3 - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Through September 30, 2008, the Company had incurred cumulative losses of $4,815,971 and negative working capital of $70,642 as of September 30, 2008. The Company’s successful transition from an exploration stage company to attaining profitable operations is dependent upon obtaining financing adequate to fulfill its exploration activities, development of its properties and achieving a level of revenues adequate to support the Company’s cost structure. Management’s plan of operations anticipates that the cash requirements for the next twelve months will be met by obtaining capital contributions through the sale of its common stock and cash flows from operations. There is no assurance that the company will be able to implement the plan.

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
SEPTEMBER 30, 2008

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
On May 6, 2008, we issued 56,555,166 shares for purchase of mining property totaling $18,530,408.

The value of shares, other than shares issued as founder’s shares, is based on the most recent market price as of the transaction date.

WESTERN SIERRA MINING CORP.
AN EXPLORATION STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 5 - Acquisition of Mining Property

Gold Basin Mine:

On September 15, 2008, the Company signed a lease option agreement for the Gold Basin Mine with Pine Creek Mining. The Gold Basin Mine is comprised of four mining claims located on 332 acres in Central Arizona. Total proven gold reserves for the mine exceed 150,000 ounces with additional probable and indicated gold reserves of 400,000 ounces. Western Sierra has an option to purchase the mine which it may pursue pending results of the testing currently being explored by the Company. The testing, expected to take two to three weeks, is being done in conjunction with previous documented data collected and reported by outside and independent geologists over a sixty-year period in order to provide the Company with direction for initial production.

Bluebell/DeSoto:

On September 7, 2008, we entered into an agreement with the owners of the Blue Bell and De Soto mines located on the southeastern slopes of the Bradshaw Mountains in central Arizona. The agreement provides the Company a two year lease with a fixed price option to purchase the property for $2,000,000. The properties combined have in excess of 550 acres of patented (free and clear) land. Both mines have previously produced gold, silver and copper. The Company intends to construct a small hard rock gold/silver recovery plant on this site to provide a central location for processing material from the Sun Gold, Oro Cache and other mines the Company owns nearby. During the fourth quarter of 2008, the Company will begin an evaluation of the Blue Bell and De Soto mines. Although these mines were closed in the early 1940’s, substantial geological information exists as well as production records. These geological reports, prepared during and since that period indicating various amounts of reserves of silver, copper and gold will enable the Company to make estimates as to any proven, probable or indicated reserves for these minerals.

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
SEPTEMBER 30, 2008

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
SEPTEMBER 30, 2008

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

2006:
In January and December, the Company issued a total of 29,580,000 shares to its officers and employees in exchange for services totaling $340,800.

2008:
In January, 2008, the Company issued 14,750,000 shares of common stock to its officers and directors in exchange for services totaling $118,000.

NOTE 8 - Notes Payable	December 31,		September 30,
	2006	2007	2008
Notes payable to shareholders, unsecured,
due October 23 - November 14, 2004,
bearing no interest	$107,450	$107,450	$107,450

Notes payable to one shareholder, unsecured,
Due January 2, 2010, bearing no interest	-	100,000	50,000

Notes payable to two officers for accrued
compensation, unsecured, due January 2,
2010, bearing no interest	-	-	572,500

Notes payable to two shareholders, unsecured,
due January 2, 2010, bearing no interest	286,928	286,928	386,928

	394,378	494,378	1,116,878
Less: Current portion	(107,450)	(207,450)	(107,450)

Long-Term Debt	$286,298	$286,928	$1,009,428

WESTERN SIERRA MINING CORP.
AN EXPLORATION STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

Maturities of long-term debt are as follows:

2010	1,009,428

Total	$1,009,428

During 2004, we received a total of $286,298 in loan proceeds from two shareholders. The loans bear no interest and are payable January 2, 2010. During 2007, we received $100,000 from two shareholders. The loans have an unspecified due date and bear no interest. During 2008, we received $50,000 from a shareholder. The loan has an unspecified due date and bears no interest.

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
SEPTEMBER 30, 2008

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

Results of Operations

Gold Basin Mine

On September 15, 2008, the Company signed a lease option agreement for the Gold Basin Mine with Pine Creek Mining. The Gold Basin Mine is comprised of four mining claims located on 332 acres in Central Arizona. Total proven gold reserves for the mine exceed 150,000 ounces with additional probable and indicated gold reserves of 400,000 ounces. Western Sierra has an option to purchase the mine which it may pursue pending results of the testing currently being explored by the Company. The testing, expected to take two to three weeks, is being done in conjunction with previous documented data collected and reported by outside and independent geologists over a sixty-year period in order to provide the Company with direction for initial production to begin in November, 2008.

Bluebell/DeSoto

On September 7, 2008, we entered into an agreement with the owners of the Blue Bell and De Soto mines located on the southeastern slopes of the Bradshaw Mountains in central Arizona. The agreement provides the Company a two-year lease with a fixed price option to purchase the property for $2,000,000. The combined properties have in excess of 550 acres of patented (free and clear) land. Both mines have previously produced gold, silver and copper. The Company intends to construct a small hard rock gold/silver recovery plant on this site to provide a central location for processing material from the Sun Gold, Oro Cache and other mines the Company owns nearby. During the fourth quarter of 2008, the Company will begin an evaluation of the Blue Bell and De Soto mines. Although these mines were closed in the early 1940’s, substantial geological information exists as well as production records. These geological reports, prepared during and since that period indicating various amounts of reserves of silver, copper and gold will enable the Company to make estimates as to any proven, probable or indicated reserves for these minerals.

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

Need For Additional Financing. The Company has very limited funds, and such funds may not be adequate to put the gold Basin mine into production, complete our evaluation of the Bluebell/DeSoto reserves and construct our mill site for the Gold River Mines, nor to develop any additional concessions that we may be able to acquire. We plan to use the cash flow from the contract mining to construct these facilities and to ensure the development of Gold Basin, Bluebell/DeSoto and Gold River. In the event there is any delay in the operation of these plants or for any reason they do not provide the income expected, we would need to seek outside capital to complete these projects. Even with the best possible outcome at Gold Basin, Bluebell/DeSoto and Gold River, the ultimate success of the Company may depend upon our ability to raise additional capital. The Company has not investigated the availability, source, or terms that might govern the acquisition of additional capital and will not do so until we can determines a need for additional financing. If additional capital is needed, there is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to the Company. If not available, the Company's operations will be limited to those that can be financed with its modest capital.

Revenues

We generated $8,000 in mine evaluation revenues during the quarter ended September 30, 2008. We generated no revenues from mining operations during the quarter ended September 30, 2008. Net Income (Loss)

     Our net loss for the three months ended September 30, 2008 was $122,299 of which $106,000 was non-cash related resulting in a cash cost of $122,299. Our net loss for the three months ended September 30, 2007 was $59,795 of which $0 was non-cash related resulting in a cash cost of $59,795.

As of September 30, 2008, we had negative working capital of approximately $70,642.

     There is no assurance whatsoever that we will generate any operating revenues during the fourth quarter of 2008 or that any of our proposed plans to raise capital and otherwise fund operations will prove successful. Our inability to obtain sufficient funding will delay our planned operations or, possibly, force us to go out of business.

General and Administrative Expenses

     During the quarter ended September 30, 2008 we expended $122,299 up 105% from the same quarter of the previous year total of $59,795 for general and administrative costs.

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

PART II. OTHER INFORMATION

ITEM 5. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no maters submitted to a vote of the security holders during the quarter ending September 30, 2008.

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

No reports on Form 8-K were filed by the Company during the quarter ending September 30, 2008.

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